Form 10-K
period 2004-12-31
Community Bancorp
filed 2005-03-30
CIK 1304366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ___ to ___.

Commission File No. 000 – 51044

COMMUNITY BANCORP

(Name of issuer in its charter)

Nevada	01-0668846
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

400 South 4th Street, Suite 215, Las Vegas, NV	89101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 878-0700

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001par value per share
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Check whether or not the Company is an accelerated filer as defined in Exchange Rule Act 12b-2.

Yes ☐ No ☑

     As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the Company was: $34,777,132

     Number of shares of common stock outstanding as of February 28, 2005: 6,750,257

     Portions of the definitive proxy statement for the 2005 Annual Meeting of the Company’s shareholders are incorporated into Part III of this Report by reference.

FORWARD-LOOKING INFORMATION

     Certain statements contained in this Annual Report on Form 10-K (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in this Report, including in “Item 1. Business - Factors That May Affect Future Results of Operations.” When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

PART I

ITEM 1. BUSINESS

WHERE YOU CAN FIND MORE INFORMATION

     Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. We electronically file the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Form DEF 14A (Proxy Statement). We may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on our website: www.communitybanknv.com. We post these reports to our website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from our website is incorporated into this Report.

      Community Bancorp

     Community Bancorp is the bank holding company for Community Bank of Nevada, a Nevada chartered bank headquartered in Las Vegas. We deliver an array of commercial bank products and services with an emphasis on customer relationships and personalized service. At December 31, 2004, we had total assets of $574 million, gross loans of $403 million, total deposits of $476 million and stockholders’ equity of $78 million. Measured by total assets, we are one of the largest publicly-traded Nevada community banks.

     Our holding company was formed in 2002. As a result, Community Bank of Nevada became our wholly owned subsidiary and shareholders of Community Bank of Nevada became our shareholders. Community Bank of Nevada was organized in July 1995 by local community leaders and experienced bankers with the mission of providing superior community banking services to the greater Las Vegas area.

     We have five full service branches, four located in Las Vegas and one located in Henderson. In 1995, the first office, now our Rainbow Office, commenced operations. In 1997, the Maryland Parkway Branch opened in central Las Vegas followed by the opening of the Summerlin Branch in 1999. In 2000, the Green Valley Branch opened marking expansion into Henderson, a high growth suburb of Las Vegas. In 2002, we opened our City Centre Branch in downtown Las Vegas. We expect to open our sixth branch at the intersection of Interstate 215 and Russell Road in the second half of 2005.

     We focus on meeting the commercial banking needs associated with the population and economic growth of the greater Las Vegas area. Our customers are generally small- to medium-sized businesses (generally representing businesses with less than $50 million in annual revenues) that require highly personalized commercial banking products and services that we deliver with an emphasis on relationship banking. We believe that our customers prefer locally managed banking institutions that provide responsive, personalized service and customized products. A substantial portion of our business is with customers who have long-standing relationships with our officers or directors or who have been referred to us by existing customers.

     Historically, we have focused our lending activities on commercial real estate loans, construction loans and land acquisition and development loans, which comprised 78% of our loan portfolio at December 31, 2004. While this continues to be a large part of our business, we see significant opportunities in growing our commercial and industrial, or C&I, loans, and Small Business Administration, or SBA, loans. On the deposit side, we have focused on attracting low cost core deposits, with particular emphasis on growing our non-interest bearing demand deposits. Non-interest bearing demand deposits were 25.6% of our total deposits at December 31, 2004 compared to 18.1% at December 31, 2000.

     Our most recent significant event is the successful conclusion of our initial public offering (“IPO”) and concurrent listing of our common stock on the Nasdaq National Market in the fourth quarter of 2004. In our offering we raised $ 39.3 million, net of expenses, and certain selling shareholders received net proceeds of $16.5 million. For a discussion of our intended use of the proceeds of the offering, please see Item 5, “Market for Common Equity and related Stockholder Matters – Use of Proceeds” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     We have five full service branches, four located in Las Vegas and one located in Henderson. Our headquarters is located at our downtown branch at 400 South 4th Street, Las Vegas, Nevada 89101 and our telephone number is (702) 878-0700. We maintain a website at www.communitybanknv.com.

      Management

     We seek to attract and retain experienced and relationship-oriented employees. We have structured incentive programs that are intended to reward both superior production as well as adherence to our business philosophy and strategy. Our management team is focused on creating a positive work environment for all employees and fostering a productive culture. Our management team consists of the following individuals:

•	Edward M. Jamison, a founder of Community Bank of Nevada, has been our President and Chief Executive Officer since our inception. Previously, Mr. Jamison was a founder, President and Chief Executive Officer of Nevada Community Bank from its inception in 1990 until its sale in 1993 to First Security Corporation. Prior to that Mr. Jamison had been a Senior Vice President of another First Security Corporation subsidiary in Utah from 1984 to 1989. Mr. Jamison has been involved in the banking industry for over 32 years.

•	Lawrence K. Scott, Executive Vice President and Chief Operating Officer joined us in 2002. Prior to 2002, Mr. Scott was an Executive Vice President and Chief Credit Officer at First Security Bank Nevada from 1994 to 2001. Mr. Scott has over 20 years of experience in the banking industry, with his entire career spent in the Las Vegas market.

•	Cathy Robinson, Executive Vice President and Chief Financial Officer, joined us in 1995 shortly after we commenced operations. With more than 25 years of experience in the banking industry, she previously served as a Chief Financial Officer for a community bank located in Southern California.

•	Don F. Bigger, Executive Vice President, Credit Administration, joined us in 2002 and has over 20 years of banking experience in Southern Nevada. Prior to joining us, Mr. Bigger held lending positions with Washington Mutual Bank, Wells Fargo Bank, First Security Bank and Valley Bank of Nevada.

•	Cassandra Eisinger, Executive Vice President and Director of Operations, joined us in 2004 to oversee operations and our branches. She previously managed the branches of Nevada State Bank, a Zions Bancorporation subsidiary, and has over 24 years of experience in the banking industry.

•	Bruce Ford, Executive Vice President and Chief Credit Officer, joined us in 2005 and has over 21 years of banking experience. Prior to joining us, Mr. Ford held the position of Senior Regional Credit Officer for Wells Fargo Bank.

      Strategy

     We strive to be a high performing community bank holding company for the long-term benefit of our shareholders, customers and employees. The key elements of our strategy are to:

   Growth Strategies

•	Expand our franchise through acquisition or the establishment of new branches or banks in high growth markets, such as the greater Las Vegas area, or similar high growth markets in Arizona and California. We plan on opening our sixth branch in the second half of 2005 in Las Vegas and our strategic plan currently calls for one additional branch per year through 2009.

•	Being a public company with a common stock that is quoted and traded on a national stock market. In addition to providing access to growth capital, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified bankers through equity-based compensation. Our IPO and concurrent listing on the Nasdaq National Market in the fourth quarter of 2004 helped put this strategy into action.

•	Expand our commercial and SBA lending portfolio in an effort to diversify our customer base, increase the average maturity of our loan portfolio and increase our non-interest income. We expect to diversify our commercial loan portfolio by participating in select syndicated credits originated by other lenders and to expand our SBA portfolio by expanding our Las Vegas operation, as well as by opening additional loan production offices in other high growth markets.

•	Continue to grow our real estate lending activities by providing competitive commercial real estate loans, construction loans, and land acquisition and development loans. With the additional capital provided by our IPO, we have the ability to originate larger loans to new and existing customers.

•	Hire and retain, experienced and qualified employees to support our planned expansion of our business activities. In the short term, we are focused on expanding our SBA team.

  Operating Strategies

•	Maximize revenue opportunities by using a pricing model together with specific incentives that increases the overall profitability of each customer relationship. The pricing model assists our lenders and business development officers in achieving a “hurdle” rate that maximizes return on equity associated with each customer. For loans, the model has placed added emphasis on risk and return. For deposits, the model has helped drive an increase in non-interest bearing deposits, as well as focus us to actively manage our certificate of deposit, or CD, program to decrease the percentage of our deposit mix represented by CDs.

•	Enhance our risk management functions by pro-actively managing sound procedures and committing experienced human resources to this effort. We seek (i) to identify risks in all functions of our business, including credit, operations and asset and liability management, (ii) to evaluate such risks and their trends and (iii) to adopt strategies to manage such risks based upon our evaluations.

•	Maintain high asset quality by continuing to utilize rigorous loan underwriting standards and credit risk management practices.

•	Continue to actively manage interest rate and market risks by closely matching the volume and maturity of our rate sensitive assets to our interest sensitive liabilities in order to mitigate adverse effects of rapid changes in interest rates on either side of our balance sheet.

      Market Area

     We operate in Clark County, Nevada. Clark County is one of the fastest growing areas in the United States. According to the U.S. Census, between 1990 and 2000 Clark County’s population grew by 6.4% on an annual basis, from 741,459 persons to 1,375,765 persons, versus the U.S. average of 1.2%. By 2004, Clark County reached a population of 1,715,337, according to the Center for Business and Economic Research based at the University of Nevada, Las Vegas, or the CBER, making it the fourth fastest growing county in the United States measured by numerical population growth. This growth has been driven by a variety of factors including a growth in the service economy associated with the hospitality and gaming industries, affordable housing, no income taxation, a growing base of senior or retirement communities and general recreational opportunities associated with a favorable climate.

     The following highlights, more specifically, some of the economic opportunities that have driven the population growth in Clark County. According to CBER, between 1999 and 2004:

•	total gaming revenue in Clark County has risen to revenue of over $8.5 billion dollars in 2004, as compared to revenue of approximately $7.2 billion in 1999;

•	visitor volume has increased from approximately 34 million visitors to Las Vegas in 1999 as compared to 37 million in 2004; and

•	the number of hotel rooms in Clark County increased from approximately 120,000 in 1999 to approximately 132,000 in 2004, with an expected increase of an additional 4% in 2005.

     Complementing the region’s expanding economic opportunities has been the availability of relatively affordable housing. The attraction and retention of a quality labor force to service the economy depends in part on housing availability. According to CBER, housing permits related to new homes in Clark County have risen over the last five years, from 26,624 in 1999 to 36,856 in 2004. Although home prices have recently risen, management believes median housing prices in Nevada are still below the median price for homes in California, which is the source of three of every five new Nevada residents.

     Contributing to the population growth in Clark County has been the recent influx of retirees and young families to the area. According to CBER, over 20,000 retirees have moved to Clark County since 2001, factoring into the 2003 total number of 243,500 retirees. In addition to retirees, many young families have moved to Clark County, driven by the rapid economic growth, as described above, in the greater Las Vegas area.

     The Clark County school district is the fastest growing school district in the United States, according to the Nevada Department of Education. According to the Clark County School District 1998 Building Program, the Clark County School district has opened 14 new schools for the 2004-2005 school year alone. In 1998 Clark County voters approved a bond issue for an additional $3.5 billion to build a total of 88 new schools (50 elementary schools, 22 middle schools, and 16 high schools) to accommodate an anticipated 15,980 new students a year, a number that is expected to increase to 18,049 students per year over the next decade. To date, 30 of these schools have already been built.

     In addition to schools, population growth has created a need for all types of retail services. For example, over the past seven years, a national pharmacy chain has built 30 drug stores in Clark County. Commercial stores, gas stations, storage units, restaurants and bars, and clothing stores are among the services that have followed the population growth. Three new hospitals are scheduled to open in 2004 and 2005 in Clark County. As a result, we expect to see an increase in medical support facilities and doctors’ offices, especially with the retiree population continuing to grow. Also, the increase of products and services at the retail level require additions to the wholesale, warehouse and transportation sectors.

     We believe that the economic growth in Clark County, the population growth and the accompanying need for infrastructure presents the following significant opportunities:

•	Deposit Growth Opportunities. According to the FDIC, deposits in Clark County grew from $11 billion to $29 billion between June 1999 and June 2004, a compound annual growth rate of 20%.

•	Loan Growth Opportunities. Increased residential and commercial development as well as the infrastructure growth in Clark County has offered more and larger lending opportunities for us.

Business Activities

     We provide banking services throughout our primary market area to small-to medium-sized businesses (generally representing businesses with annual revenues of less than $50 million). Many of these small- to medium-sized businesses provide goods and services, directly or indirectly, to the development of the infrastructure in and around the greater Las Vegas area that services the growing population. Our customers include developers, contractors, professionals, distribution and service businesses, local residential home builders and manufacturers. We also provide a broad range of banking services and products to individuals, including personal checking and savings accounts and other consumer banking products, including electronic banking.

     In 2003, we implemented a pricing model that places an equal emphasis on the management of the pricing of both loans and deposits and measures the overall profitability of a relationship. We believe that, along with other marketing efforts, the use of this pricing model has made a significant contribution to the growth of lower cost deposits, and more particularly, the growth of non-interest bearing deposits. Prior to 2003, we priced almost exclusively according to market competitive factors. We believe that such a practice did not adequately address risk and return.

     Both lending personnel and the business development staff who have a primary emphasis on deposit growth utilize this program to determine pricing for products. Some of the applications are summarized below:

•	Lending. Senior management establishes a minimum return on equity “hurdle” rate for each particular loan type, which is influenced by the pricing of credit and the revenue derived from various deposits generated. We pay incentives to our lenders based on maximizing the relationship return on equity. We have found that the lenders have become far more conscientious about pricing credit, as well as their ability to secure low cost deposits. Additionally, the model has placed added emphasis on risk and return. The credit risk rating influences the costs associated with the credit and therefore influences pricing when additional risk is assumed.

•	Deposits. We have a very active business development culture and have developed a specific incentive plan for deposit gathering. The pricing model takes into account the interest expense associated with a deposit relationship and through transfer pricing helps determine the profitability of a deposit relationship. Since non-interest bearing deposits have no interest expense associated with them, the return on equity is high for that product and thus, the payout incentive to the business development staff is high.

     Management has instructed all lending personnel to utilize variable rate pricing of loans whenever possible. A small percentage of borrowers have been granted fixed rate pricing. When fixed rate pricing is extended, two objectives must accompany such a commitment. First, the initial return on equity of the credit commitment must be greater than what would be expected on a variable rate commitment, and, secondly, it is deemed highly probable that the relationship will produce additional revenue opportunities from the utilization of other bank products.

     We originate a variety of types of loans, including commercial real estate loans, secured and unsecured C&I loans, residential real estate loans, SBA loans, and to a lesser extent consumer based loans. In addition to direct loan origination, we also utilize our relationships within the banking industry to participate in syndicated loans and participation loans that fit our criteria. The amount of our syndicated loans, at December 31, 2004 constituted less than 2% of our total loan portfolio and the amount of our participation loans at December 31, 2004 constituted approximately 13% of our total loan portfolio. When we consider the purchase of an interest in a syndicated loan or a loan participation, we apply our existing policies and procedures to the credit. Proven cash flow and an independent secondary source of repayment remain as the critical measurements of credit risk.

     Once we have booked an interest in a loan syndication or purchased a participation interest in a loan, we strive to apply the same monitoring and credit quality assessment as we do for credits that we originate. These monitoring and assessment procedures include review of information supplied by borrowers pursuant to loan agreements as well as both internal and external loan review of the credit. To date, we have not suffered any loss on a loan purchased from another originator. Although we are seeking to expand the amount of syndicated loans in our portfolio, we expect that our own originations will continue to be the primary source of our loan growth.

     Our customers are generally comprised of the following groups:

•	Real estate developers in need of land, construction and permanent financing for commercial and residential developments.

•	Small- to medium-sized businesses in need of secured and unsecured lines of credit or permanent C&I loans.

•	Professionals and professional firms, such as architectural, engineering and law firms in need of operating facilities.

     We manage our loan portfolio to provide for an adequate return, through our pricing model, but also to provide a diversification of risk. Historically, we have maintained very high asset quality. Our lending activities are concentrated in four main categories, as described below.

     Commercial Real Estate Loans. We have a strong focus in the origination of commercial real estate loans. Our commercial real estate loans fall into three sub-categories — raw land, construction and term loans on completed projects. Construction and acquisition and development lending currently constitutes approximately 27% of total commercial real estate loans at December 31, 2004. Raw land loans and term loans on completed projects constituted approximately 14% and 59%, respectively, of total commercial real estate loans at December 31, 2004.

     To manage our concentration of loans in commercial real estate and the inherently higher risk of construction lending (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Loan Losses”), we seek diversification through maintaining a broad base of borrowers and by adjusting our exposure to property types based on overall strength in a particular sector, which includes a variety of factors such as vacancy trends. During the past several years, the retail segment of the market has been strong, with low vacancies, while other segments of the CRE market have experienced weaker fundamentals. Currently, a large portion of our portfolio is in the retail sector. As of December 31, 2004, our CRE loan portfolio, including construction loans, was comprised of the following property types:

		% of Loan
Loan Type	$ Outstanding	Portfolio
	(In million)
Retail	$109	27%
Office	$74	18%
Industrial	$26	7%
Hotel/Casino	$25	6%
Restaurant/Bar	$8	2%
Other	$12	3%

Total	$254	63%

     We have historically maintained very strong credit quality. We generally underwrite loans with a minimum equity position of 25% (or a maximum loan to value of 75%) and a minimum debt coverage ratio of 1.25:1. We also seek to lend to developers who have already entered into leases for the subject property, however, we are willing to provide loans for speculative development but only if the borrower has the ability to service the debt without the anticipated success of the subject property and can demonstrate such ability to our satisfaction.

     We have also increased our focus on owner occupied real estate. Consistent with our strategic plan to reduce our cost of funds, we have found this often includes many core business opportunities with professionals such as attorneys, engineers, architects, doctors and dentists. These types of businesses also provide reliable depository relationships.

     We have been active in both the construction lending and permanent financing of our CRE portfolio. Construction and raw land loans are short term in nature and generally do not exceed 18 months. Permanent commitments are primarily restricted to no greater than 10 year maturities with rate adjustment periods every 36 months when fixed commitments exist.

     Commercial and Industrial Loans. We offer a variety of commercial loan products including lines of credit for working capital, term loans for capital expenditures and commercial stand-by letters of credit. As of December 31, 2004, we had $60 million of C&I loans outstanding and C&I commitments of $36 million. Lines of credit typically have a 12 month commitment and will be secured by the trading asset that is being financed. In cases of larger commitments, a borrowing base certificate may be required to determine eligible collateral and advance parameters. Term loans seldom exceed 60 months, but in no case, exceed the depreciable life of the tangible asset being financed.

     We are a “Preferred Lender” with the Small Business Administration, or SBA. Our strategic plan calls for a much greater future commitment to this product line. We offer both SBA 7a loans and SBA 504 programs. Under the 7a Program, loans up to $150,000 are guaranteed up to 85% by the SBA. Under current SBA guidelines, 7a loans in excess of $150,000 but not in excess of $2,000,000 are guaranteed up to 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA documentation guidelines. We have just recently elected to sell the guaranteed portion of our 7a loans. Subject to balance sheet needs, we anticipate strong growth in this product and a continued philosophy to increase non interest income by selling these assets. We will continue to service the loans for a fee.

     In 2002, we introduced our Express Loan program. All commercial credits less than $200,000 are underwritten by this department. We utilize credit scoring software to assist us with the credit decision process. This has resulted in far greater efficiency. Borrowers realize a 24-hour turn around time on loan decisions and have been willing to pay a premium for this service.

     Residential Real Estate Loans. The majority of new home construction in the greater Las Vegas area is conducted by the large national/regional home builders that have direct access to capital markets. We have selectively participated with some of the small local home builders that continue to have success with in-fill parcels that have demonstrated high demand. As of December 31, 2004, our residential real estate loan portfolio was comprised of $86 million in loans, including both acquisition and development loans and new home construction totaling $48 million. These commitments extend up to 18 months and include both acquisition and development loans and new home construction. We do not participate in permanent mortgage financing in this segment, because we consider single family mortgage lending to be a commodity business.

     Consumer Lending. We have used consumer credit as a complementary product to our primary product line. Our approach to consumer credit is as a “value added” product for our business customers. We offer competitively priced products with an emphasis in the marketing towards the business owner and the work force of that client. Our product line includes home equity credit lines, automobile loans, personal lines of credit and home improvement loans.

   Lending and Credit Policies

     The Board of Directors of Community Bank of Nevada establishes our lending policies. The three key principles of our lending policies are (1) debt service coverage, (2) risk rating system and pricing for risk and (3) managed concentration levels.

     Debt Service Coverage. Our risk management philosophy is to extend credit only when an applicant has proven cash flow to service the proposed debt. Additionally, it is generally necessary for the applicant to demonstrate an independent secondary source of repayment.

     Risk Rating System and Pricing for Risk. We have a risk rating system of eight categories that clearly define the fundamentals for each risk rating. At the time of origination, the underwriter assigns a risk rating and then it is reviewed periodically by credit administration. We use this system to manage levels of risk, pricing and forward thinking strategy for future extensions of certain loan categories. We introduced a relationship pricing model in 2003, which integrates our risk rating system and promotes the origination of highly profitable loans.

     Managed Concentration Levels. We have established minimum levels of return on equity that varies by product type and concentration levels. We actively manage our pricing model, so that we have control over our concentrations in certain types of credits, so that if we near a policy guideline, we can adjust the hurdle rates based on our perceived concentration risk.

     If a credit falls outside of the guidelines set forth in our lending policies, the loan is not approved until it is reviewed by a higher level of credit approval authority. Credit approval authority has three levels, as listed below from lowest to highest level. Based on the historical strong emphasis on business development, the Board of Directors of Community Bank of Nevada has intentionally kept approval authorities low to assure a high degree of secondary review for a credit consideration. Management believes that the current authority levels provide satisfactory management and a reasonable percentage of secondary review. Any conditions placed on loans in the approval process must be satisfied before our credit administration will release loan documentation for execution. Our credit administration works entirely independent of loan production and has full responsibility for all loan disbursements.

•	Individual Authorities. Individual loan officers have approval authority up to $750,000 for secured loans and up to $150,000 for unsecured transactions. The Chief Executive Officer, Chief Operating Officer and the Chief Credit Officer have approval authority of up to $2,000,000 for secured loans and up to $750,000 for unsecured loans.

•	Senior Loan Committee. The Senior Loan Committee consists of the Chairman of the Board, Chief Executive Officer, the Chief Operating Officer, Chief Credit Officer and the Managers of Commercial Lending and Commercial Real Estate. It has approval authority up to $6,000,000 for secured loans and up to $1,500,000 for unsecured loans.

•	Board Loan Committee. The Board Loan Committee consists of all of the members of the Board of Directors of Community Bank of Nevada. It has approval authority up to our legal lending limit, which was approximately $13 million at December 31, 2004.

     Loan Grading and Loan Review. We seek to quantify the risk in our lending portfolio by maintaining a loan grading system consisting of eight different categories (Grades 1-8). The grading system is used to determine, in part, the provision for loan losses. The first four grades in the system are considered satisfactory. The other four grades range from a “Watch/Pass” category to a “Doubtful” category. These four grades are further discussed below under the section subtitled “Classified Assets”.

     The originating loan officer initially assigns a grade to each credit as part of the loan approval process. Such grade may be changed as a loan application moves through the approval process. In addition to any dollar limitations that may require higher credit approval authority, each loan that is graded “Watch/Pass” or worse requires prior approval of the Board of Directors of Community Bank of Nevada.

     After funding, all loans of $250,000 or over are reviewed by the executive vice president/credit administrator who may assign a different grade to the credit. The grade on each individual loan is reviewed at least annually by the loan officer overseeing the credit. The Board of Directors of Community Bank of Nevada reviews monthly the aggregate amount of all loans graded as special mention, substandard or doubtful, and each individual loan over $200,000 that has a grade within such range. Additionally, changes in the grade for a loan may occur through any of the following means:

•	random reviews of the loan portfolio conducted by loan administration;

•	annual reviews conducted by an outside loan reviewer;

•	bank regulatory examinations;

•	monthly action plans submitted to loan administration by the responsible lending officers for each credit graded 5-8; or

•	at the monthly credit risk managers meeting if a loan is exhibiting certain delinquency tendencies.

     Loan Delinquencies. When a borrower fails to make a committed payment, we attempt to cure the deficiency by contacting the borrower to seek payment. Habitual delinquencies and loans delinquent 30 days or more are reviewed at the monthly credit risk managers meeting for possible changes in grading.

     Classified Assets. Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, classify them. We use grades 5-8 of our loan grading system to identify potential problem assets and consider substandard and doubtful grades as “classified”. There were $1.5 million, $3.1 million, $4.3 million and $6.4 million in classified loans at December 31, 2004, December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

     The following describes grades 5-8 of our loan grading system:

•	Watch/Pass — Grade 5. Generally these are assets that display negative trends or other causes for concern. This grade is regarded as a transition category. We will either upgrade the credit if meaningful progress is evident within six months, or downgrade the credit to a more severe grade as appropriate.

•	Special Mention — Grade 6. These assets have potential weaknesses that may result in deterioration of the repayment prospects and, therefore, deserve the attention of management. Usually, these assets are long-term problems that are likely to remain and require management action plans. These loans exhibit an increasing reliance on collateral for repayment.

•	Substandard — Grade 7. These assets are inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Although loss may not be imminent, if the weaknesses are not corrected, there is a good possibility that we will sustain some loss.

•	Doubtful — Grade 8. These assets have all the weaknesses inherent in an asset classified as “substandard”, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, highly questionable and improbable. At the point where a loss is identified, all or that portion deemed a loss is immediately classified as “Loss” and charged off.

Risk Management

     Our strategic plan continues to promote a growth rate commensurate with the rapid growth of Southern Nevada. We are equally committed to maintaining internal controls to manage the risk associated with such growth. Our Risk Management Committee has defined our most significant risks and measures the trends from low to high. The committee has identified credit risk and operational risk as the two areas that could have the greatest impact on capital.

     To mitigate and pro-actively manage these areas of risk, we have established sound procedures and committed experienced human resources to this effort.

     We have focused on enhancing three functions:

•	Credit Administration has been significantly enhanced by the recent addition of Bruce Ford as Chief Credit Officer, who has more than 21 years of banking experience. Further, Credit Administration has been staffed to maintain all credit policies and procedures, loan documentation, disbursement of loan proceeds and to review the integrity of the credit risk rating system.

•	Operations support has been significantly enhanced by the addition of an Executive Vice President with more than 20 years of operations experience. The combined talents of this team manage the identified risks such as wires, check fraud and identity theft. Additionally, they have the primary responsibility to assure we are compliant with all applicable laws and regulations.

•	The Audit Department has also been expanded under the direction of the Audit Committee. This staff of professionals regularly examine all of the areas of known risk and report the findings to Executive Management and the Audit Committee.

     We believe that the established organization allows management to maintain an accurate understanding of risk levels at all times. With this level of understanding, strategic plans are developed with the necessary risk parameters to adequately protect our capital.

Investment Activities

     Our investment strategy is designed to be complementary to and interactive with our other activities (i.e. cash position; borrowed funds; quality, maturity, stability and earnings of loans; nature and stability of deposits; capital and tax planning). The target percentage for our investment portfolio is between 10% to 25% of total assets. Our general objectives with respect to our investment portfolio are to:

•	achieve an acceptable asset/liability gap position (based on our separate policy related to asset/liability management that provides guidance for how investments are to be used to manage asset/liability gaps);

•	provide a suitable balance of quality and diversification to our assets;

•	provide liquidity necessary to meet cyclical and long-term changes in the mix of assets and liabilities;

•	provide a stable flow of dependable earnings;

•	maintain collateral for pledging requirements;

•	manage interest rate risk;

•	comply with regulatory and accounting standards; and

•	provide funds for local community needs.

     Investment securities consist primarily of US Agency issues, municipal bonds and mortgage-backed securities. In addition, for bank liquidity purposes, we use Fed Funds Sold which are temporary overnight sales of excess funds to correspondent banks.

     All of our investment securities are classified as “available for sale” or “held to maturity” pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. Held to maturity securities are those securities that we have both the intent and the ability to hold to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount.

     Our securities portfolio is managed in accordance with guidelines set by our Investment Policy. Specific day-to-day transactions affecting the securities portfolio are managed by our Chief Financial Officer. In accordance with our written Investment Policy, all executions also require the prior written approval of the President. These securities activities are reviewed monthly or more often, as needed, by our Investment Committee and are reported monthly to our Board of Directors.

     Our Investment Policy addresses strategies, types and levels of allowable investments and is reviewed and approved annually by our Board of Directors. Our Investment Policy authorizes us to invest in a variety of investment securities, subject to various limitations. It also limits the amount we can invest in various types of securities, places limits on average life and duration of securities, and limits the securities dealers with whom we can conduct business.

Concentrations/Customers

     No individual or single group of related accounts is considered material in relation to our assets or deposits or in relation to our overall business. However, approximately 84% of our loan portfolio at December 31, 2004 consisted of real estate-secured loans, including commercial loans secured by real estate, construction loans and real estate mortgage loans. Moreover, our business activities are focused in the greater Las Vegas area. Consequently, our business is dependent on the trends of this regional economy, and in particular, the commercial and residential real estate markets. At December 31, 2004, we had 101 loans in excess of $1 million each, totaling $275 million. These loans comprise approximately 10.7% of our loan portfolio by number of loans and 68.1% by total loans outstanding. Not including credit card and consumer overdraft lines and purchased participation loans, our average loan size is approximately $426,000.

Deposit Products and Other Sources of Funds

     Our primary sources of funds for use in our lending and investing activities consist of:

•	deposits;

•	maturities and principal and interest payments on loans and securities;

•	other borrowings; and

•	funds down streamed into Community Bank of Nevada, from time to time by Community Bancorp.

     We closely monitor rates and terms of competing sources of funds and utilize those sources we believe to be the most cost effective, consistent with our asset and liability management policies.

     Deposits. An important balance sheet component impacting our net interest margin is the composition and cost of our deposit base. We can improve our net interest margin to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, or total deposits less CDs greater than $100,000, commonly referred to as Jumbo CDs. We attempt to price our deposit products in order to promote deposit growth and satisfy our liquidity requirements and offer a variety of deposit products in order to satisfy our customers’ needs.

     We provide a wide array of deposit products. We have historically relied upon, and expect to continue to rely upon, deposits to satisfy our needs for sources of funds. We offer regular checking, savings, NOW and money market deposit accounts; fixed-rate, fixed maturity retail CDs ranging in terms from 30 days to five years; individual retirement accounts and Jumbo CDs. For business customers, we provide courier service to pick up non-cash deposits, and for those customers that use large amounts of cash, we arrange for armored car and vault service.

     Our focus is on attracting lower cost core transaction account deposits. Based on average balances, as of December 31, 2004, our deposit portfolio was comprised of 27% non-interest bearing deposits, as compared to 24% at December 31, 2003 and 20% at December 31, 2002. We are not reliant on escrow deposits which constitute less than 2% of total deposits nor do we run a “money desk.” At December 31, 2004, the Company had one customer whose total deposits were $27.5 million – approximately 6% of total deposits.

     We intend to continue our efforts at attracting deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. Also, we believe that we have the ability to attract sufficient additional funding by re-pricing the yields on our CDs in order to meet loan demands during times that growth in core deposits differs from loan demand.

     In addition to our traditional marketing methods, we attract new clients and deposits by:

•	expanding long-term business customer relationships, including referrals from our customers, and

•	building deposit relationships through our branch relationship officers who are compensated based upon the profitability of such relationships.

     Other Borrowings. We may occasionally use our Fed funds lines of credit to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. We have three Fed funds lines with other financial institutions pursuant to which we can borrow up to $16 million on an unsecured basis. These lines may be terminated by the respective lending institutions at any time.

     We also borrow from the Federal Home Loan Bank, or FHLB, pursuant to an existing commitment based on the value of the collateral pledged (either loans or securities). FHLB borrowings have been only occasional and based upon pricing opportunities.

Employees

     We had a total of 104 full-time and 10 part-time employees at December 31, 2004.

Competition

     The banking and financial services business in Clark County, Nevada, generally, and in the greater Las Vegas area, in particular, is highly competitive. This increasingly competitive environment is a result primarily of growth in community banks, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

     Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates of those products and the terms on which they are offered to consumers.

     Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer and ATMs.

     Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our market. The competitive environment is also significantly impacted by federal and state legislation that make it easier for non-bank financial institutions to compete with us.

Effect of Governmental Policies and Recent Legislation

     Banking is a business that depends on rate differentials. In general, the difference between the interest rate we pay on our deposits and our other borrowings and the interest rate we receive on loans extended to our customers and securities held in our portfolio comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control. Accordingly, our earnings and growth are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

     The commercial banking business is not only affected by general economic conditions but is also influenced by monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the Nevada legislature and before various bank regulatory and other professional agencies.

Supervision and Regulation

     The following discussion is only intended to provide summaries of significant statutes and regulations that affect the banking industry and is therefore not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on our business and prospects. We cannot accurately predict the nature or extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

General

     We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

Compliance

     In order to assure that we are in compliance with the laws and regulations that apply to our operations, including those summarized below, we employ a compliance officer, and we engage an independent compliance auditing firm. We are regularly reviewed by the Board of Governors of Federal Reserve System, or the Federal Reserve, and the Nevada Department of Business and Industry, Financial Institutions Division, or the Nevada FID, during which reviews such agencies assess our compliance with applicable laws and regulations. Based on the assessments of our outside compliance auditors and the Federal Reserve and Nevada FID, we believe that we materially comply with all of the laws and regulations that apply to our operations.

Federal Bank Holding Company Regulation

     General. Community Bancorp is a registered financial holding company as defined in the Bank Holding Company Act of 1956, as amended, or the Bank Holding Company Act, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. Community Bancorp must file reports with the Federal Reserve and must provide it with such additional information as it may require.

     The Federal Reserve may require Community Bancorp to terminate an activity or terminate control or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve believes the activity or the control of the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.

     The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Community Bancorp must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming its equity securities. Additionally, Community Bancorp is required by the Federal Reserve to maintain certain levels of capital. See “Capital Adequacy” below for a discussion of the applicable federal capital requirements.

     Financial Holding Company Status. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature. Community Bancorp was approved as a financial holding company on May 5, 2004.

     As a financial holding company, Community Bancorp may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	Securities underwriting;

•	Dealing and market making;

•	Sponsoring mutual funds and investment companies;

•	Insurance underwriting and brokerage; merchant banking; and

•	Activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     In order to become or remain a financial holding company, Community Bank of Nevada must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with such requirements or correct any non- compliance within a fixed time period could lead to divesture of subsidiary banks or require us to conform all of our activities to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     We do not believe that the Financial Services Modernization Act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

     Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (2) acquiring all or substantially all of the assets of another bank or bank holding company, or (3) merging or consolidating with another bank holding company.

     Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

     Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Community Bancorp’s ability to obtain funds from Community Bank of Nevada for its cash needs, including funds for payment of dividends, interest and operational expenses.

     Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Community Bancorp nor Community Bank of Nevada may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

     Support of Subsidiary Banks. Under Federal Reserve policy, Community Bancorp is expected to act as a source of financial and managerial strength to Community Bank of Nevada. This means that Community Bancorp is required to commit, as necessary, resources to support Community Bank of Nevada. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

     State Law Restrictions. As a Nevada corporation, Community Bancorp is subject to certain limitations and restrictions under applicable Nevada corporate law. For example, state law restrictions in Nevada include limitations and restrictions relating to indemnification of directors, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Federal and State Regulation of Community Bank of Nevada

     General. Community Bank of Nevada is a Nevada chartered commercial bank with deposits insured by the FDIC. The bank is also a member of the Federal Reserve System. As a result, Community Bank of Nevada is subject to supervision and regulation by the Nevada FID and the Federal Reserve. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

     Lending Limits. State banking law generally limits the amount of funds that a bank may lend to a single borrower to 25% of stockholders’ equity plus retained earnings and allowance for loan and lease losses.

     Control of Financial Institutions. Nevada banking laws require that changes in ownership of 10% or more of a bank’s outstanding voting stock must be reported to the Nevada FID within three business days. If 20% or more of the bank’s voting power is acquired by a natural person, or 10% or more is acquired by an entity, then the acquisition may be deemed a change in control requiring prior approval of the Nevada FID.

     Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

     Insider Credit Transactions. Banks are also subject to certain Federal Reserve restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons (i.e., insiders). Extensions of credit (1) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.

     Regulation of Management. Federal law sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency. Federal law also prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

     Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Under Nevada state law, if the stockholders’ equity of a Nevada state-chartered bank becomes impaired, the Commissioner of the Nevada FID will require the bank to make the impairment good. Failure to make the impairment good may result in the Commissioner’s taking possession of the bank and liquidating it.

     Dividends. The principal source of Community Bancorp’s cash reserves will be dividends received from Community Bank of Nevada. Nevada law imposes certain restrictions on a bank’s ability to pay dividends and prohibits a bank from paying dividends if doing so would reduce its stockholders’ equity below (i) the initial stockholders’ equity of the bank, or (ii) 6% of the total deposit liability of the bank, as determined by the Nevada FID.

     Regulations of the Federal Reserve also govern the payment of dividends by a state member bank. Under Federal Reserve Regulations, dividends may not be paid unless both capital and earnings limitations have been met. First, no dividend may be paid if it would result in a withdrawal of capital or exceed the member bank’s net profits then on hand, after deducting its losses and bad debts. Exceptions to this limitation are available only upon the prior approval of the Federal Reserve and the approval of two-thirds of the member bank’s shareholders which, in the case of Community Bank of Nevada, would require our approval, as the sole shareholder of Community Bank of Nevada. Second, a state member bank may not pay a dividend without the prior written approval of the Federal Reserve if the total of all dividends declared in one calendar year, including the proposed dividend, exceeds the total of net income for that year plus the preceding two calendar years less any required transfers to surplus under state or federal law.

     In addition, a bank may not pay cash dividends if doing so would reduce its capital below minimum applicable federal capital requirements. See “Capital Adequacy” below for a discussion of the applicable federal capital requirements.

Predatory Lending

     The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending;

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

     Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the Home Ownership and Equity Protection Act of 1994:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•	subordinate-lien loans of 10 percentage points above Treasury securities, and

•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

     In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law — which says loans shouldn’t be made to people unable to repay them — unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation.

Privacy

     Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

     These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented its privacy policies in accordance with the law.

Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Act, generally authorizes interstate branching. Currently, bank holding companies may purchase banks in any state, and banks may merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

     Nevada has enacted “opting in” legislation authorizing interstate mergers pursuant to the Interstate Act. The Nevada statute permits out-of-state banks and bank holding companies meeting certain requirements to maintain and operate the Nevada branches of a Nevada bank with which the out-of-state company engaged in an interstate combination. An out-of-state depository without a branch in Nevada, or an out-of-state holding company without a depository institution in Nevada, must first acquire the Nevada institution itself or its charter, before it can establish a de novo branch or acquire a Nevada branch through merger.

Deposit Insurance

     Community Bank of Nevada’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. Community Bank of Nevada is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

     The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Capital Adequacy

     Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

     Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

     Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

     Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators generally expect an additional cushion of at least 1% to 2%.

     Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

Corporate Governance and Accounting Legislation

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002, or SOX, was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

     Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

     As a public reporting company, we are subject to the requirements of SOX and related rules and regulations issued by the SEC and Nasdaq. We anticipate that we will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business. However, other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the securities laws and compliance with the Sarbanes-Oxley Act of 2002, will increase significantly.

Anti-terrorism Legislation

     USA Patriot Act of 2001. On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (iii) requires financial institutions to establish an anti-money-laundering compliance program, and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. While we believe the Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

Nonbank Entity

     Our non-bank entity, Community Bancorp (NV) Statutory Trust I, a Connecticut statutory trust, is subject to the laws and regulations of both the federal government and the state in which it conducts business.

Factors that May Affect Future Results of Operations

     Factors Relating to our Market and to our Business

     A deterioration in economic conditions and a slow down in growth generally, and a slowdown in gaming and tourism activities in particular, could adversely affect our business, financial condition, results of operations and prospects. Such a deterioration could result in a variety of adverse consequences to us, including a reduction in net income and the following:

•	Loan delinquencies may increase, which would cause us to increase loan loss provisions;

•	Problem assets and foreclosures may increase, which could result in higher operating expenses, as well as possible increases in our loan loss provisions;

•	Demand for our products and services may decline including specifically, the demand for loans, which would cause our revenues, which include net interest income and noninterest income, to decline; and

•	Collateral for loans made by us may decline in value, reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans, which could cause decreases in net interest income and increasing loan loss provisions.

The greater Las Vegas area economy has grown dramatically during the past several years. The failure of this economy to sustain such growth in the future could seriously affect our ability to grow and to be profitable.

     Our assets have enjoyed substantial growth with an annual compounded growth rate of 25.6% for the five year period ending December 31, 2004. In large part, our growth has been fueled by the significant growth in the greater Las Vegas area. Diminished growth of this market in the future could have a significant adverse impact on our continued growth and profitability.

     While the current economic forecasts prepared by CBER remain optimistic about the future growth of Las Vegas, albeit at lower growth rates than have recently been experienced, there are uncertainties in the economy, besides tourism and gaming discussed below, such as limitations on water, the continued measured availability of land from the Bureau of Land Management, infrastructure strains, increasing costs of housing, and tax and budgetary pressures, which may hamper future growth.

Our market area is substantially dependent on gaming and tourism revenue, and a downturn in gaming or tourism could seriously hurt our business and our prospects

     Our business is currently concentrated in the greater Las Vegas area which has an economy unique in the United States for its level of dependence on services and industries related to gaming and tourism. Any event that negatively impacts the tourism or gaming industry will adversely impact the Las Vegas economy.

     Gaming and tourism revenue (whether or not such tourism is directly related to gaming) is vulnerable to various factors. A prolonged downturn in the national economy could have a significant adverse effect on the economy of the Las Vegas area. Virtually any development or event that could dissuade travel or spending related to gaming and tourism, whether inside or outside of Las Vegas, could adversely affect the Las Vegas economy. In this regard, the Las Vegas economy is more susceptible than the economies of other cities to issues such as higher gasoline and other fuel prices, increased airfares, unemployment levels, recession, rising interest rates, and other economic conditions, whether domestic or foreign.

Future growth of the greater Las Vegas are is dependent, among other things, on the availability of water,and any restrictions imposed by the government on water consumption could curtail future development, which has been a source of growth in our loan portfolio.

     Future development in the greater Las Vegas area is subject to the availability of water. According to the Rocky Mountain Institute, Las Vegas has one of the highest per-capita rates of water consumption in the nation. Based upon an August 2003 U.S. Geological Survey, inflows into Lake Mead and Lake Powell on the Colorado River have been below average since the start of a persistent drought in the western United States in 2000. In 2003, Lake Mead, the primary water supply for Las Vegas, dropped to its lowest level in more than three decades. We cannot assure that governmental officials will not impose building moratoriums, restrictive building requirements, water conservation measures, or other measures to address water shortages in the future. Such restrictions could curtail future development, which has been a source of growth in our loan portfolio, or make living conditions less desirable than current conditions, which could reduce the influx of new residents from current levels.

The value of real estate in the greater Las Vegas area is influenced by the distribution policies of the federal Bureau of Land Management. A change in such distribution policies could effect the value of real estate, which, in turn, could negatively affect our real estate loan portfolio.

     Land values in Nevada are influenced by the amount of land sold by the federal Bureau of Land Management, which controls 67% of Nevada’s land, according to the Nevada State Office of the Bureau of Land Management. Changes to the federal Bureau of Land Management distribution policies on Nevada land could adversely affect the value of Nevada real estate.

We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could hurt our business and our prospects.

     At December 31, 2004, 84% of our loan portfolio was comprised of loans secured by real estate. Raw land loans, which are included in the categories below, represent approximately 15% of our total loans secured by real estate. Of the loans secured by real estate, approximately:

•	49% are construction and land development loans, including raw land;

•	44% are commercial real estate loans; and

•	7% are residential real estate loans.

     These real estate-secured loans are concentrated in the greater Las Vegas area. A downturn in the local economy could have a material adverse effect on a borrower’s ability to repay these loans due to either loss of borrower’s employment or a reduction in borrower’s business. Further, such reduction in the local economy could severely impair the value of the real property held as collateral. As a result, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

     Gaming and tourism are also susceptible to certain political conditions or events, such as military hostilities and acts of terrorism, whether domestic or foreign. The effects of the terrorist attacks of September 11, 2001, on gaming and tourism in Las Vegas were substantial for a few months. Reduced civilian air traffic in large part caused a reduction in revenue and employee layoffs in many hotels and casinos. This resulted in a substantial loss of revenues for these businesses. Any direct attack on locations in Las Vegas would likely have an even greater adverse impact on our local economy.

     Las Vegas competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the greater Las Vegas area. This is particularly true of gaming operations in California, a state from which Nevada generally, and Las Vegas in particular, draw substantial year-round visitors. Agreements negotiated between the State of California and certain Indian tribes as well as other proposals currently under consideration in California may result in substantial additional casinos throughout the state. In addition, other California legislative proposals could permit an expansion of gaming activities allowed in card clubs, including the addition of slot machines. A dramatic growth in casino gaming in California or other states could have a substantial adverse effect on gaming revenue in Nevada, including the Las Vegas area, which would adversely affect the Las Vegas economy and our business.

     Factors Relating to our Business

     Our future success involves both our ability to grow and our ability to manage such growth. Additionally, we must continue to manage the risks inherent in the banking business. We may not be able to sustain our historical growth rates, be able to grow at all, or successfully manage any growth, whether or not the greater Las Vegas area economy continues to grow. This could result in a variety of adverse consequences to us, including the following:

•	Inability to realize any benefit from our investment of resources made to support our future growth;

•	Failure to attract or retain experienced commercial bankers or other key employees;

•	Inability to maintain adequate controls and systems; and

•	Failure to comply with applicable federal, state and local laws, rules and regulations.

     We may not be able to continue our growth at the rate we have in the past several years.

     We have grown from $276 million in total assets, $192 million in gross loans and $255 million in total deposits at December 31, 2000, to $574 million in total assets, $403 million in gross loans and $476 million in total deposits at December 31, 2004. Our business strategy calls for, among other things:

•	continued growth of our assets, loans, deposits and customer base;

•	expansion through acquisition or the establishment of new branches or banks in high growth markets, such as the greater Las Vegas area, or similar high growth markets in Arizona and California;

•	recruitment of experienced commercial bankers and other key employees; and

•	effective leveraging of our capital.

     However, we may encounter unanticipated obstacles in implementing our strategy. If we are unable to expand our business, as we anticipate based on our strategic plan, we may not be able to maintain profitability, and there can be no assurance that we will be able to sustain our historical growth rates.

A component of our business strategy is to expand into high growth markets by opening new branches or organizing new banks and/or acquisitions of other financial institutions. We may not be able to successfully implement this part of our business strategy, and therefore our market value and profitability may suffer.

     Growth through acquisitions of banks represents a component of our business strategy. Any future acquisitions will be, accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:

•	difficulty of integrating the operations and personnel of acquired banks and branches;

•	potential disruption of our ongoing business;

•	inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems; and

•	inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

     We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to improve the operating performance of acquired banks or to integrate successfully their operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we could incur substantial expenses, including the expenses of integrating the business of the acquired bank with our existing business.

     We expect that competition for appropriate candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which may be larger or have greater financial and other resources than we have. The purchase price of banks that might be attractive acquisition candidates for us may significantly exceed the fair values of their net assets. As a result, material goodwill and other intangible assets would be required to be recorded. We cannot assure you that we will be able to successfully identify and acquire suitable banks on acceptable terms and conditions.

     Depending upon the structure of an acquisition and the consideration we may utilize, we may not seek your approval as a shareholder. Further, acquisitions may be structured to include cash consideration that may result in the depletion of a substantial portion of our available cash.

     Besides the acquisition of existing financial institutions, we may consider the organization of new banks in high growth areas, especially in markets outside of the greater Las Vegas area such as California or Arizona. To date we have not specifically identified any market area where we plan to organize a new bank. Any organization of a new bank carries with it numerous risks, including the following:

•	The inability to obtain all required regulatory approvals;

•	Significant costs and anticipated operating losses during the application and organizational phases, and the first years of operations of the new bank;

•	The inability to secure the services of qualified senior management;

•	The local market may not accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank; and

•	The additional strain on management resources and internal systems and controls.

Our growth could be hindered unless we are able to recruit additional, qualified employees. We may have difficulty attracting additional necessary personnel, which may divert resources and limit our ability to successfully expand our operations.

     The greater Las Vegas area is experiencing a period of rapid growth, placing a premium on highly qualified employees in a number of industries, including the financial services industry. Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated executives and employees at every level, including a chief credit officer, SBA management and support staff, experienced loan originators and branch managers. We expect to experience substantial competition in our endeavor to identify, hire and retain the top-quality employees. If we are unable to hire and retain qualified employees in the near term, we may be unable to successfully execute our business strategy and/or be unable to successfully manage our growth.

     We believe that we have built our management team and personnel, and established an infrastructure, to support our current size. Our future success will depend on the ability of our executives and employees to continue to implement and improve our operational, financial and management controls and processes, reporting systems and procedures, and to manage a growing number of client relationships. We may not be able to successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner. In particular, our controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches.

     We cannot assure you that our growth strategy will not place a strain on our administrative and operational infrastructure. If we are unable to locate additional personnel and to manage future expansion in our operations, we may experience compliance and operational issues, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business.

Our business would be harmed if we lost the services of any of our senior management team.

     We believe that our success to date and our prospects for success in the future are substantially dependent on our senior management team, which includes our President and Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, our Chief Credit Officer, our Executive Vice President for Credit Administration and our Executive Vice President, Director of Operations. The loss of the services of any of these persons could have an adverse effect on our business. We recently entered into employment agreements with our President and Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer. . In light of the relatively small pool of persons involved in the greater Las Vegas area banking industry, we could have difficulty replacing any of our senior management team or senior officers with equally competent persons who are also familiar with our market area.

As the result of our recent IPO we became a public reporting company subject to significant new laws and regulations that will increase our compliance costs and may strain our management resources.

     We are now a public company and, for the first time in our history, the reporting requirements of the Securities Exchange Act of 1934, as amended and the Sarbanes-Oxley Act of 2002, or SOX, and related regulations will be applicable to our operations. Despite our doing business in a highly regulated environment, these laws and regulations have vastly different requirements for compliance than we have previously experienced. Our expenses related to services rendered by our accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations that we will be subject to as a public company. In addition, it is possible that the sudden application of these requirements to our business will result in some cultural adjustments and strain our management resources.

     To date, we have not conducted a comprehensive review and confirmation of the adequacy of our existing systems and controls as will be required under Section 404 of SOX. We may discover deficiencies in existing systems and controls. If that is the case, we intend to take the necessary steps to correct any deficiencies, and such steps may be costly and may strain our management resources.

There is intense competition in our market area, and we cannot assure you that we will be able to successfully compete.

     Commercial banking in the greater Las Vegas area is a highly competitive business. Increased competition in our market may result in reduced loans and deposits. We compete for loans and deposits primarily with the local offices of major banks. We compete with other community banks in our market for customers as well. We also compete with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses, other financial institutions and out-of-state financial intermediaries, some of which are not subject to the same degree of regulation and restriction as us and some of which have financial resources greater than us. Technological advances continue to contribute to greater competition in domestic and international products and services. Ultimately, we may not be able to compete successfully against current and future competitors.

Our allowance for loan losses may not be adequate to cover actual losses particularly given our relatively large individual loan size.

     A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse affect on our business. Most of our loans, or approximately 84%, are secured by real estate. Community Bank of Nevada’s legal lending limit is approximately $13 million. At December 31, 2004, we had 101 loans in excess of $1 million each, totaling $275 million. These loans comprise approximately 10.7% of our loan portfolio by number of loans and 68.1% by total loans outstanding. Our average loan size at December 31, 2004 was approximately $426,000 (excluding credit card, overdraft and purchased participation loans). This relatively large average loan size, while an advantage from a cost generation standpoint, can adversely impact us if one or more of these larger loans becomes delinquent, unstable, impaired, uncollectible or inadequately collateralized.

     Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business. Our allowance for loan losses is based on our prior experience and peer bank experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. We cannot assure you that we will not increase the allowance for loan losses further or that regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our business and prospects.

ITEM 2. PROPERTIES

     We own the buildings and land for four of our offices. These properties are not subject to any mortgages or encumbrances and consist of the following:

•	Rainbow Branch located at 1400 S. Rainbow, Las Vegas, Nevada, which is 9,600 square feet.

•	Maryland Parkway Branch located at 2887 S. Maryland Parkway, Las Vegas, Nevada, which is 5,600 square feet.

•	Summerlin Branch located at 7676 W. Lake Mead Blvd., Las Vegas, Nevada, which is 9,700 square feet.

•	Green Valley Branch located at 1441 W. Warm Springs, Henderson, Nevada, which is 5,600 square feet.

     We lease approximately 10,500 square feet for our City Centre Branch located at 400 South 4th Street, Las Vegas, Nevada. Our headquarters and administration offices are also located in the City Centre site. The lease is for a ten-year term, expiring August 31, 2012. Our current monthly rent is $25,308, which increases to $29,063 by the end of the lease.

     We have recently finalized a lease for our sixth office to be located at the intersection of Russell Road and Interstate 215 in Las Vegas, Nevada. We plan on opening our sixth office in the second half of 2005. The new office will consist of 21,566 rentable square feet at $1.73 sq.ft. per month. This new office will house our sixth branch, human resources, operation support, audit and our real estate lending department.

     Although our strategic plan currently calls for one additional branch per year from 2005 through 2009, management believes that our existing facilities are adequate for our present purposes.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which we or Community Bank of Nevada is a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority. We are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters from time to time in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock began trading on the NASDAQ National Market under the symbol “CBON” on December 10, 2004.

     Prior to our IPO there had been no public market for our common stock. Our common stock had been traded, from time to time, by individuals on a negotiated basis between the parties. The following table sets forth those trades since January 1, 2003 through December 9, 2004 of which we have knowledge, including the quarter in which the trades occurred, the aggregate number of shares traded during such quarter and the range of sales price per share:

Quarter of Trade	Number of Shares	Price Per Share
1st ‘03	114,620	$7.00 — $8.40
2nd ‘03	N/A	N/A
3rd ‘03	3,165	$9.00
4th ‘03	N/A	N/A
1st ‘04	50	$9.00
2nd ‘04	3,000	$9.00
3rd ‘04	N/A	N/A
October 1, 2004 – December 9, 2004	N/A	N/A

In the IPO shares of our common stock were sold for $23.00 per share. The following table sets forth the low and high closing prices for the period from December 10, 2004 through December 31, 2004.

	Closing Prices
Period	Low	High

December 10, 2004 -
December 31, 2004	$27.51	$33.00

Holders

     As of February 24, 2005, there were approximately 1,733 stockholders of record of our common stock. At such date, our directors and executive officers owned approximately 17% of our outstanding shares. There are no other classes of common equity outstanding.

Dividends

     We have not declared a cash dividend since 2002 as we have used our current and retained earnings to support our rapid and continued growth. We do not foresee any circumstances in the immediate future in which we would consider paying cash dividends on our common stock. Additionally, we intend to discontinue paying stock dividends which we commenced in 2002.

     Under Nevada law, a corporation may not pay a dividend if, after giving effect to the dividend, (i) the corporation would not be able to pay its debts as they become due, or (ii) the corporation’s assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporations were to be dissolved at the time of distribution, to satisfy the dissolution rights of any preferred shareholders.

     Additionally, our junior subordinated debt agreement contains a provision which prohibits our paying dividends if we have deferred payment of interest on outstanding trust preferred securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     We are a legal entity separate and distinct from Community Bank of Nevada. Since we are a holding company with no significant assets other than Community Bank of Nevada, we will be dependent upon dividends from Community Bank of Nevada for cash with which to pay dividends when, and if, our dividend policy changes. Further, federal and state banking regulations place certain restrictions on dividends paid by Community Bank of Nevada to Community Bancorp. At December 31, 2004, Community Bank of Nevada’s retained earnings available for the payment of dividends was approximately $16 million.

     In addition, dividends paid by Community Bank of Nevada to Community Bancorp would be prohibited if the effect thereof would cause Community Bank of Nevada’s capital to be reduced below applicable minimum capital requirements. For a discussion of the regulatory limitations on Community Bank of Nevada’s ability to pay dividends, see “Supervision and Regulation — Federal and State Regulation of Community Bank of Nevada — Dividends.”

Use of Proceeds

     As discussed previously, in the fourth quarter of 2004 we completed our initial public offering. Our registration statement filed on Form S-1 relating to the offering was declared effective on December 10, 2004. The offering was made on December 10, 2004, with the underwriters exercising their over-allotment option on December 21, 2004. The offering terminated after all securities were sold. The managing underwriter in the offering was Keefe, Bruyette & Woods, Inc. The sole class of securities sold in the offering was our common stock $0.001 par value. A total of 2,640,000 shares were registered in the offering, at an offering price of $23.00. Of the total shares registered in the offering, we sold 1,860,400, and certain selling shareholders sold 779,600 shares, all at $23.00 per share.

     From December 10, 2004 through December 31, 2004, the total amount of expenses incurred by us in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters, other expenses and total expense was $3.5 million. No payments were made to: (i) our directors, officers, general partners or their associates, (ii) persons owning ten percent or more of any class of our securities, or (iii) our affiliates. All payments were made to other persons.

     The net offering proceeds received by us was $39.3 million. From December 10, 2004 through December 31, 2004, the amount of net offering proceeds used by us was as follows:

Temporary investments in overnight fed funds:	$32.3 million
Investments in loan participations:	$7.0 million

     No payments for the previous items were made to: (i) our directors, officers, general partners or their associates, (ii) persons owning ten percent or more of any class of our securities, or (iii) our affiliates. All payments were made to other persons.

     There has been no material change in the planned use of proceeds from our IPO as described in the prospectus for the offering.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data – Community Bancorp

     The selected financial information in the table below as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 is derived from our audited consolidated financial statements. Results for past periods are not necessarily indicative of results that may be expected for any future period.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA

	At Year-Ended December 31,
	2004	2003	2002	2001 (1)	2000 (1)
	(Dollars in thousands, except share, per share and percentage data)
Consolidated Income Data:
Interest income	$30,038	$27,143	$25,449	$24,119	$21,680
Interest expense	6,862	7,453	8,709	10,737	8,699

Net interest income	23,176	19,690	16,740	13,382	12,981
Provision for loan losses	922	1,723	1,958	1,909	1,655

Net interest income after provision for loan losses	22,254	17,967	14,782	11,473	11,326
Non-interest income	1,489	1,563	1,392	1,670	970
Non-interest expense	15,946	12,020	9,112	8,460	7,122

Income before income taxes	7,797	7,510	7,062	4,683	5,174
Provision for income taxes	2,376	2,295	2,337	1,526	1,745

Net Income	$5,421	$5,215	$4,725	$3,157	$3,429

Share data:
Earnings per share - basic	$1.13	$1.13	$1.03	$0.69	$0.75
Earnings per share - diluted	1.10	1.10	1.01	0.68	0.73
Dividend payout ratio (2)	5.31%	7.96%	5.83%	8.70%	8.00%
Book Value per share	$11.49	$6.96	$5.91	$4.87	$4.23
Shares outstanding at period end	6,747,673	4,629,580	4,607,040	4,582,040	4,573,115
Weighted average shares outstanding - basic	4,798,922	4,620,744	4,591,026	4,579,653	4,564,574
Weighted average shares outstanding - diluted	4,940,977	4,729,021	4,682,486	4,675,917	4,666,044

Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,254	$36,005	$33,537	$8,974	$39,935
Investments and other securities	86,260	70,093	63,596	39,271	36,135
Gross loans	403,270	350,082	293,535	247,182	192,380
Allowance for loan losses	6,133	5,409	4,688	3,700	2,827
Assets	573,961	463,431	400,571	304,058	276,077
Deposits	476,252	403,713	351,584	277,422	254,976
Junior subordinated debt	15,464	15,464	15,464	—	—
Stockholders’ equity	$77,553	$32,201	$27,212	$22,336	$19,355

Selected Other Balance Sheet Data:
Average assets	$523,766	$436,843	$356,097	$292,866	$224,303
Average earning assets	498,578	416,742	336,682	276,228	208,208
Average stockholders’ equity	$35,910	$29,279	$24,729	$21,186	$17,609

Selected Financial Ratios :
Return on average assets	1.04%	1.19%	1.33%	1.08%	1.53%
Return on average stockholders’ equity	15.1%	17.8%	19.1%	14.9%	19.5%
Net interest margin (3)	4.65%	4.72%	4.97%	4.84%	6.23%
Efficiency Ratio(4)	64.7%	56.6%	50.3%	56.2%	51.1%

Capital Ratios:
Average stockholders’ equity to average assets	6.86%	6.70%	6.94%	7.23%	7.85%
Leverage Ratio	16.91%	8.96%	8.84%	7.06%	7.53%
Tier 1 Risk-Based Capital ratio	19.66%	11.18%	11.03%	8.58%	9.04%
Total Risk-Based Capital ratio	20.92%	13.61%	14.14%	9.83%	10.29%

Selected Asset Quality Ratios:
Non-performing loans to total loans (5)	0.24%	0.66%	1.10%	2.26%	3.11%
Non-performing assets to total loans and OREO	0.78%	1.00%	1.99%	3.29%	3.11%
Non-performing assets to total assets(6)	0.55%	0.76%	1.47%	2.71%	2.17%
Allowance for loan losses to total loans	1.52%	1.55%	1.60%	1.50%	1.47%
Allowance for loan losses to non-performing loans	634.9%	233.7%	145.0%	66.2%	47.2%
Allowance for loan losses to non-performing assets	194.3%	154.2%	79.6%	45.0%	47.2%
Net charge-offs(recoveries) to average loans	0.05%	0.31%	0.36%	0.47%	0.40%

(1)	Community Bank of Nevada data only. The holding company reorganization was completed August, 2002.

(2)      The dividend payout ratios for 2004 and 2003 are based on stock dividends, the ratio for 2002 is based on both stock and cash dividends, the ratios for years prior to 2002 are based on cash dividends.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	Efficiency ratio represents noninterest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and noninterest income.

(5)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.

(6)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and footnotes to the consolidated financial statements included in Item 8 of this Report.

Overview

     Since we commenced operations in 1995, we have experienced strong growth and profitability. Our growth is fueled by the significant population and economic growth of the greater Las Vegas area where we operate. The growth in the greater Las Vegas area has accompanied significant investments in the gaming and tourism industry. The significant population increase has resulted in an increase in the acquisition of raw land for residential and commercial development, the construction of residential communities, shopping centers and office buildings, and the development and expansion of the businesses and professions that provide essential goods and services to this expanded population. Our results have been influenced by the following strategies; which we implemented in order to benefit from these market factors:

•	Provide competitive commercial real estate loans, construction loans and land acquisition, development loans, and C&I loans to high quality borrowers;

•	Focus and commitment to profitable banking relationships;

•	Encourage business development of profitable customer relationships with a “pay for performance” compensation culture;

•	Reduce our cost of funds by attracting a higher share of non-interest bearing deposit accounts;

•	Maintain disciplined controls over non-interest expense in order to consistently grow on a profitable basis;

•	Strengthen our underwriting standards and credit administration functions as well as increase lending capacity by the growth in capital base; and

•	Add seasoned professionals to the staff with banking expertise, local market knowledge and a network of client relationships.

	Key Financial Measures
	At or for the
	Years Ended December 31,

	2004	2003	2002
Net Income	$5,421	$5,215	$4,725
Basic earnings per share	1.13	1.13	1.03
Diluted earnings per share	1.10	1.10	1.01
Total Assets	573,961	463,431	400,571
Gross Loans	403,270	350,082	293,535
Total Deposits	476,252	403,713	351,584
Net interest margin	4.65%	4.72%	4.97%
Efficiency Ratio	64.7%	56.6%	50.3%
Return on average assets	1.04%	1.19%	1.33%
Return on average equity	15.1%	17.8%	19.1%

Key Factors in Evaluating Financial Condition and Operating Performance

On December 10, 2004 we completed our IPO, our stock began trading on Nasdaq and we became subject to the reporting requirements of the SEC. As a reporting company we will now incur expenses for compliance with the various SEC and Nasdaq rules and regulations. Impacting our results last year, we took a significant unusual charge to expense in the fourth quarter of 2004 related to our Stock Appreciation Rights Plan. Upon completion of the IPO, and thereafter, the expense related to the Company’s Stock Appreciation Plan will be based on the fair value of the Company’s common stock. Based on the fair value of our Common Stock as of December 31, 2004, the Company accrued an additional $1.9 million of expenses ($1.3 million net of taxes) in the fourth quarter.

     As a community bank holding company, we focus on several key factors including:

•	Return to Our Shareholders;

•	Return on Average Assets;

•	Asset Quality;

•	Asset Growth; and

•	Operating Efficiency.

     Return to Our Shareholders. Our return to our shareholders is measured in the form of return on average equity, or ROE. Our net income increased $206 thousand, or 4.0%, to $5.4 million for the year ended December 31, 2004 from $5.2 million for the same period 2003. Net income increased due to an increase in net interest income and a decrease in loan loss provision, partially offset by an increase in operating expenses. Basic EPS as of December 31, 2004 of $1.13 was equivalent to December 31, 2003. Diluted EPS of $1.10 as of December 31, 2004 was also equivalent to December 31, 2003. With the closing of the IPO and the additional capital our ROE decreased to 15.1% at December 31, 2004 compared to 17.8% for the same period in 2003. Our average ROE for the three years ended December 31, 2004 was 17.3%.

     Return on Average Assets. Our return on average assets, or ROA, is a measure we use to compare our performance with other banks and bank holding companies. Our ROA at December 31, 2004 was 1.04% compared to 1.19% for the same period 2003. The decrease in ROA is primarily due to the unusual expense of $1.9 million ($1.3 net of tax effect) in the fourth quarter 2004 relating to the Company’s Stock Appreciation Rights (SARs) Plan. Pursuant to the Plan, prior to the public offering, the exercise price was based on book value. Upon completion of the IPO, and thereafter, expense related to the Company’s SARs is based on the fair value of the Company’s common stock. See “Trends and Developments Impacting our Recent Results.”

     Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of non-performing loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a company. Non-performing loans totaled $1.0 million as of December 31, 2004 compared to $2.3 million at December 31, 2003. Non-performing loans as a percentage of total loans decreased to 0.24% as of December 31, 2004 compared to 0.66% at December 31, 2003. Non-performing assets were $3.2 million as of December 31, 2004 compared to $3.5 million as of December 31, 2003. Non-performing assets as a percent of total assets were 0.55% as of December 31, 2004 compared to 0.76% at December 31, 2003. Net charge-offs to average loans were 0.05% as of December 31, 2004 as compared to 0.31% for the same period 2003. The average net charge-offs to average loans for the three years ended December 31, 2004 was .24%.

     Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 23.9% during 2004 from $463 million as of December 31, 2003 to $574 million as of December 31, 2004 and grew 19.7% on a compound annual growth rate, or CAGR, basis between December 31, 2002 and December 31, 2004. Total deposits increased 18.0% to $476 million as of December 31, 2004 compared to $404 million as of December 31, 2003 and had a CAGR of 16.4% between December 31, 2002 and December 31, 2004. Gross loans increased 15.2% to $403 million as of December 31, 2004 compared to $350 million as of December 31, 2003. Loans had a CAGR of 17.2% between December 31, 2002 and December 31, 2004.

     Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) increased to 64.7% for 2004 compared to 56.6% for the same period in 2003. Our average efficiency ratio for the three years ended December 31, 2004 was 57.2%. The decline in the efficiency ratio was caused by the unusual expense related to the SARs.

Critical Accounting Policies

     Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

     Allowance for Loan Losses. The allowance for loan losses represents our best estimate of the probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.

     We evaluate our allowance for loan losses monthly. We believe that the allowance for loan losses, or ALLL, is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. For a discussion of the allowance and our methodology, see “Financial Condition — Allowance for Loan Losses.”

     Like all financial institutions, we maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, peer group loss experience, size and complexity of individual credits and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors noted above.

     We incorporate statistics provided through the FDIC regarding loss percentages experienced by banks in the western United States, as well as an internal five-year loss history to establish potential risk based on collateral type securing each loan. As an additional comparison, we examine local peer group banks to determine the nature and scope of their losses to date. Such examination provides a geographic-and size-specific flavor for trends in the local banking community. Finally, we closely examine each credit graded “Special Mention” and below to individually assess the appropriate loan loss reserve for a particular credit. See “Business — Classified Assets” for further description of our grading system.

     We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

     Although we believe the levels of the allowance as of December 31, 2004 and 2003, were adequate to absorb probable losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

     Available for Sale Securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments Management utilizes the services of a reputable third party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

Trends and Developments Impacting Our Recent Results

     Certain trends emerged and developments have occurred that are important in understanding our recent results and that are potentially significant in assessing future performance.

•	Diversification of the loan portfolio. After significant loan growth from year to year since our inception, our loan growth rate of 15.19% for 2004 was lower when compared to historical results. This occurred despite our generating a high volume of new loans and new loan commitments. We originated $370 million in new loans during 2004 compared to $249 million during 2003. The decrease in our loan growth rate resulted in part from the continuation of historically low interest rate levels causing significant borrower refinancing of commercial real estate and one to four single family residence loans. In addition, rapidly increasing values for raw land in the greater Las Vegas area motivated many of our customers to sell their properties and prepay their loans rather than develop them as initially planned. Historically, we would often finance land acquisition loans, which in turn would generate construction and permanent financing loans for the same parcel. As a result of these changes, we made a strategic decision to lower our exposure to land loans until values stabilize.

Additionally, during 2004, we engaged in a campaign to identify and restructure a significant portion of the loan portfolio in order to slow the pace of refinancing activity to a level more consistent with desired growth rates, portfolio yields and market risk profile. We decided to seek greater diversification in the loan portfolio by expanding our commercial loan portfolio and enhancing our generation of SBA loans. Such actions are expected to expand our customer base, increase the average maturity of the loan portfolio and diversify our lending risk.

These two strategies did not yet have a material impact on our results for the year ended December 31, 2004 and we expect that the diversification of our loan portfolio will be a multi-year task.

•	Restructuring of deposit mix. The ratio of our average non-interest-bearing deposits to average total deposits increased to 26.7% for the year ended December 31, 2004 from 24.4% for 2003, while our average CDs as a percentage of average total deposits decreased to 27.0% for the year ended December 31, 2004 from 35.9% in the prior year.

During 2003, we began using a new loan and deposit pricing model to attract lower cost deposits and decrease our reliance on CDs. We also initiated an incentive plan for our business development officers that rewarded profitable relationships, a key component of which is attracting non-interest-bearing demand deposits. The result was a broad decline in the average rates paid on deposit balances, as well as a change in our deposit mix. We expect to continue to emphasize the growth of demand and other core deposits as part of our pricing model and as part of our relationship banking emphasis.

•	Asset sensitivity. Management uses various modeling strategies to manage the repricing characteristics of our assets and liabilities. These models contain a number of assumptions and can not take into account all the various factors that influence the sensitivities of our assets and liabilities. Despite these limitations, most of our models at December 31, 2004 indicated that our balance sheet was asset sensitive. This means that a larger amount of our interest sensitive assets will reprice within certain time horizons than will our interest sensitive liabilities. Being asset sensitive means generally that in times of rising interest rates, a company’s net interest margin will increase. It also means that in times of falling interest rates, such as we experienced from 2000 to 2003, a company’s net interest margin is generally compacted. We expect that, if market interest rates continue to rise, our net interest margin and our net interest income will be favorably impacted. See “Quantitative and Qualitative Disclosure about Market Risk.”

•	Impact of expansion on non-interest expense. We plan on opening our sixth office in the early part of the second quarter of 2005, at which time we anticipate a significant increase in occupancy and equipment expense. The new office will consist of 21,566 rentable square feet at $1.73 sq. ft. per month. The new office will house our sixth branch, human resources, operation support, audit and our real estate lending department.

Additionally, as a result of being a “public company,” other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the securities laws and compliance with the Sarbanes-Oxley Act of 2002, will increase significantly.

•	Unusual expense associated with SARs. We have 109,673 outstanding SARs as of December 31, 2004. Each right gives the grantee the right to receive a cash payment from us equal to the excess of the exercise price over the grant price. A significant majority of these rights were granted in 2000 and fully vest and expire in 2005. Pursuant to the SARs Plan, upon completion of the public offering the exercise price was converted from book value to the fair value of the Company’s common stock. As of December 31, 2004, the total amount included in accrued expenses relating to the SARs plan was approximately $2.4 million and is based on the fair value of the Company’s common stock as of December 31, 2004. Of the $2.4 million, $1.9 million was recorded during December, 2004. Future expenses associated with our SARs plan will be significantly impacted by the value of our common stock.

Results of Operations

     Our results of operations depend primarily on net interest income, which is the difference between interest income and interest expense. Interest income is the earnings we receive on our interest earning assets, such as loans and investments, and interest expense is the expense we incur on our interest bearing liabilities, such as interest bearing deposits and other borrowings. Factors that determine the level of net income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes service charges and other deposit related fees, and non-interest expense consists primarily of employee compensation and benefits, occupancy, equipment and depreciation expense, and other operating expenses.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year-Ended December 31,
			Increase
	2004	2003	(Decrease)
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:
Interest income	$30,038	$27,143	$2,895
Interest expense	6,862	7,453	(591)

Net interest income	23,176	19,690	3,486
Provision for loan losses	922	1,723	(801)

Net interest income after provision for loan losses	22,254	17,967	4,287
Non-interest income	1,489	1,563	(74)
Non-interest expense	15,946	12,020	3,926

Net income before income taxes	7,797	7,510	287
Provision for income taxes	2,376	2,295	81

Net income	$5,421	$5,215	$206

Earnings per share - basic	$1.13	$1.13	$0.00

Earnings per share - diluted	$1.10	$1.10	$0.00

     Our net income grew by 4.0% to $5.4 million for the year ended December 31, 2004 as compared to $5.2 million for the year ended December 31, 2003. Our return on average assets was 1.04% and return on average stockholders’ equity was 15.1% for the year ended December 31, 2004, compared to 1.19% and 17.8%, respectively for the year ended December 31, 2003.

     Net Interest Income and Net Interest Margin. The 17.7% increase in our net interest income for the year ended December 31, 2004 was primarily due to an increase in interest income of $2.9 million, and a decrease of $591 thousand in interest expense. Average interest-earning assets increased to $499 million during 2004 as compared to $417 million during 2003, reflecting our continuing growth trend. Total interest expense decreased as a result of ongoing declines in interest rates throughout the financial marketplace over the course of the year, as well as a significant shift in our deposit mix.

     The average yield on our interest-earning assets fell to 6.02% in 2004 from 6.51% in 2003. The decrease in the average yield on our interest-earning assets resulted from a reduction in market rates, repricing on our adjustable rate loans, and new loans originated with lower interest rates because of the lower interest rate environment and the decrease in the percentage of interest earning assets represented by loans as of December 31, 2004. Average loans as a percentage of average earning assets declined to 72.7% as of December 31, 2004 compared to 77.0% for the same period in 2003.

     The cost of our average interest-bearing liabilities decreased to 1.90% in 2004 from 2.39% in 2003. In addition to broad declines in the average rates paid on deposit balances, the decrease was the result of actions taken by management to reduce the level of CDs and increase the level of non-interest bearing deposits in relation to total deposits.

     Our average rate on our interest-bearing deposits decreased 22.7% from 2.29% as of December 31, 2003 to 1.77% as of December 31, 2004, reflecting reductions in general market rates as well as management’s focus on shifting to lower cost deposit products. Our average rate on total deposits (including non-interest bearing deposits) decreased to 1.30% as of December 31, 2004 from 1.73% at December 31, 2003.

     Our net interest margin as of December 31, 2004 of 4.65% was slightly lower than our net interest margin at December 31, 2003 of 4.72%. Despite significant lower earning asset yields, we were able to maintain the net interest margin primarily due to a lower cost of funds.

     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	Year ended December 31,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest -earning assets:
Loans, (1) (2) (3)	$362,493	$26,415	7.29%	$320,758	$24,679	7.69%
Investment Securities - Taxable	57,515	1,981	3.44%	51,045	1,331	2.61%
Investment Securities - Non-taxable (3)	23,593	874	3.70%	21,853	845	3.87%
Federal funds sold	52,554	692	1.32%	22,093	242	1.10%
Other investments (4)	2,423	76	3.14%	993	46	4.63%

Total interest-earning assets	498,578	30,038	6.02%	416,742	27,143	6.51%
Non-earning assets:
Cash and due from banks	14,338			12,727
Unearned loan fees	(1,726)			(1,161)
Allowance for loan losses	(5,639)			(4,941)
Other assets	18,215			13,476

Total assets	$523,766			$436,843

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits
Interest-bearing demand	$19,459	$92	0.47%	$12,617	$45	0.36%
Money Market	190,322	2,891	1.52%	136,569	2,298	1.68%
Savings	6,069	14	0.23%	4,185	8	0.19%
Time certificates of deposit	125,898	3,057	2.43%	138,758	4,328	3.12%

Total interest-bearing deposits	341,748	6,054	1.77%	292,129	6,679	2.29%
Short-term borrowings	3,555	44	1.24%	4,107	52	1.27%
Junior subordinated debt	15,464	764	4.94%	15,464	722	4.67%

Total interest-bearing liabilities	360,767	6,862	1.90%	311,700	7,453	2.39%
Non-interest-bearing liabilities
Demand deposits	124,737			94,357
Other liabilities	2,352			1,507

Total liabilities	487,856			407,564
Stockholders’ equity	35,910			29,279

Total liabilities and stockholders’ equity	$523,766			$436,843

Net interest income		$23,176			$19,690

Net interest spread (5)			4.12%			4.12%
Net interest margin (6)			4.65%			4.72%

(1)	Includes average non-accrual loans of $2.3 million in 2004 and $2.6 million in 2003.

(2)	Net loan fees of $3.4 million and $3.0 million are included in the yield computations for 2004 and 2003, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis

(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

     The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	2004 compared to 2003
	Increase (decrease) due to change in:
	Net Change	Rate	Volume	Mix
		(dollars in thousands)
Loans	$1,736	$(1,305)	$3,211	$(170)
Investment Securities- Taxable	650	410	183	57
Investment Securities- Non-taxable	29	(16)	45	—
Federal funds sold	450	49	334	67
Other investments	30	(15)	66	(21)

Total interest income	2,895	(877)	3,839	(67)
Interest expense:
Interest-bearing demand	47	15	24	8
Money Market	593	(224)	905	(88)
Savings	6	2	4	—
Time certificates of deposit	(1,271)	(959)	(401)	89
Short-term borrowings	(8)	(1)	(7)	—
Junior subordinated debt	42	42	—	—

Total interest expense	(591)	(1,125)	525	9

Net interest income	$3,486	$248	$3,314	$(76)

     Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2004 was $922 thousand compared to $1.7 million in the year ended December 31, 2003. We experienced net loan charge-offs of $198 thousand in 2004 compared to net loan charge-offs of $1.0 million for 2003. The amount in the provision for loan losses each year relates primarily to the significant growth in loans. Gross loans increased by $53 million in 2004 and $57 million in 2003. However, the decrease in the amount of the provision for 2004 primarily relates to the decrease in net charge offs to total loans from .28% at December 31, 2003 to .05% at December 31, 2004 and non-performing loans to total loans decreasing from .66% at December 31, 2003 to 0.24% as of December 31, 2004. See “Financial Condition — Loans — Non-Performing Assets.”

     Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Year-Ended
	December 31,		Increase
	2004	2003	(Decrease)
	(In thousands)
Service charges and other income	$991	$1,050	$(59)
Loan brokerage and referral fees	184	446	(262)
Income from bank owned life insurance	194	—	194
Net gain on sales of loans	108	65	43
Net gain on sales of securities	12	2	10

Total non-interest income	$1,489	$1,563	$(74)

     The $74 thousand, or 4.7% decrease in total non-interest income was primarily due to a decrease of $262 thousand in loan brokerage and referral fees, partially offset by an increase in cash surrender value of bank owned life insurance purchased in July 2004. The decline in loan brokerage and referral fees was caused by an industry wide slow down in the residential mortgage refinance market. As a result of this trend, we have reduced staff for the residential mortgage origination business but retained residential mortgage referral capability to generate fees. We expect that the likely reduction in fee income associated with the reduction in refinance activity will be offset by a reduction in non-interest expense from our staff reductions in this area.

     Non-Interest Expense. Non-interest expenses are the costs, other than interest expense and the provision for loan losses, associated with the providing banking and financial services to customers and conducting our affairs.

     The following table presents, for the periods indicated, the major categories of non-interest expense:

	Year-Ended
	Year-Ended December 31,		Increase
	2004	2003	(Decrease)
	(In thousands)
Salaries, wages and employee benefits	$8,619	$7,157	$1,462
Stock appreciation rights	2,095	149	1,946
Occupancy, equipment and depreciation	1,495	1,417	78
Loan related expense	235	127	108
Data and item processing	558	522	36
Advertising and public relations	587	465	122
Professional fees	359	230	129
Stationery and supplies	230	209	21
Insurance	249	173	76
Telephone and postage	198	232	(34)
Director fees	172	104	68
Software maintenance	102	99	3
Foreclosed assets, net	117	103	14
Other	930	1,033	(103)

Total non-interest expense	$15,946	$12,020	$3,926

      The $3.9 million, or 32.7%, increase in total non-interest expense was primarily attributable to the unusual SARs expense (see “Trends and Developments Impacting our Recent Results”) of $1.9 million ($1.3 million after tax effect) and an increase of $1.5 million or 20.4% in salary and employee benefits. The increase in salary and employee benefit expense can be attributed to an increase in the areas of lending, operations and human resources. The number of Full Time Equivalent employees increased to 109 at December 31, 2004 compared to 98 at December 31, 2003. In addition to general staffing of the various departments, we were successful in recruiting both a Director of Human Resources in January, 2004 and a Chief Operations Officer in April, 2004. Also contributing to the increase was a newly imposed payroll tax on Nevada banks at the rate of 2% of wages paid quarterly, which became effective October 1, 2003.

     Provision for Income Taxes. We recorded tax provisions of $2.4 million in 2004 and $2.3 in 2003. Our effective tax rates were 30% and 31% for 2004 and 2003, respectively, as compared to the expected effective tax rate of 34%. The difference from the expected rate in both years was largely due to the non- taxable nature of income from municipal securities.

Financial Overview for the Years Ended December 31, 2003 and 2002

	Year Ended December 31,
			Increase
	2003	2002	(Decrease)
	(Dollars in thousands,
	except per share data)
Consolidated Statement of Earnings Data:
Interest income	$27,143	$25,449	$1,694
Interest expense	7,453	8,709	(1,256)

Net interest income	19,690	16,740	2,950
Provision for loan losses	1,723	1,958	(235)

Net interest income after provision for loan losses	17,967	14,782	3,185
Non-interest income	1,563	1,392	171
Non-interest expense	12,020	9,112	2,908

Income before income taxes	7,510	7,062	448
Provision for income taxes	2,295	2,337	(42)

Net income	$5,215	$4,725	$490

Earnings per share — basic	$1.13	$1.03	$0.10

Earnings per share — diluted	$1.10	$1.01	$0.09

     Our net income grew by 10.4% to $5.2 million for the year ended December 31, 2003 as compared to $4.7 million for the year ended December 31, 2002. Our return on average assets was 1.19% and return on average stockholders’ equity was 17.8% for the year ended December 31, 2003, compared to 1.33% and 19.1%, respectively for the year ended December 31, 2002.

     Net Interest Income and Net Interest Margin. The 17.6% increase in our net interest income for the year ended December 31, 2003 was primarily due to an increase in interest income of $1.7 million, and a decrease of $1.3 million in interest expense. Average interest-earning assets increased to $417 million during 2003 as compared to $337 million during 2002, reflecting our continuing growth trend. Total interest expense decreased as a result of ongoing declines in interest rates throughout the financial marketplace over the course of the year, as well as a significant shift in our deposit mix.

     The average yield on our interest-earning assets fell to 6.51% in 2003 from 7.56% in 2002. The decrease in the average yield on our interest-earning assets resulted from both a general decline in interest rate levels and the decrease in the percentage of interest-earning assets represented by loans during 2003 as compared to 2002.

     The cost of our average interest-bearing liabilities decreased to 2.39% in 2003 from 3.27% in 2002. This decrease was consistent with the introduction of our pricing model in 2003 and our planned shift in our deposit mix.

     The 25 basis points decrease in our net interest margin for the year ended December 31, 2003 was due primarily to a lower earning asset yield partially offset by a lower cost of funds.

     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	Year Ended December 31, 2003			Year Ended December 31, 2002
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
		(Dollars in thousands)
ASSETS
Interest-earning assets:
Gross Loans, (1)(2)(3)	$320,758	$24,679	7.69%	$272,816	$23,172	8.49%
Investment Securities — Taxable	51,045	1,331	2.61%	30,559	1,414	4.63%
Investment Securities — Non-taxable(3)	21,853	845	3.87%	11,210	484	4.32%
Federal funds sold	22,093	242	1.10%	21,501	339	1.58%
Other investments(4)	993	46	4.63%	596	40	6.71%

Total interest-earning assets	416,742	$27,143	6.51%	336,682	$25,449	7.56%
Non-earning assets:
Cash and due from banks	12,727			10,797
Unearned loan fees	(1,161)			(1,170)
Allowance for loan losses	(4,941)			(4,232)
Other assets	13,476			14,020

Total assets	$436,843			$356,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing Liabilities:
Deposits
Interest-bearing demand	$12,617	$45	0.36%	$10,825	$71	0.66%
Money Market	136,569	2,298	1.68%	96,894	2,073	2.14%
Savings	4,185	8	0.19%	3,753	11	0.29%
Time certificates of deposit	138,758	4,328	3.12%	147,527	6,273	4.25%

Total interest-bearing deposits	292,129	6,679	2.29%	258,999	8,428	3.25%
Short-term borrowings	4,107	52	1.27%	3,448	64	1.86%
Junior subordinated debt	15,464	722	4.67%	4,081	217	5.32%

Total interest-bearing liabilities	311,700	7,453	2.39%	266,528	8,709	3.27%
Non-interest-bearing liabilities
Demand deposits	94,357			63,408
Other liabilities	1,507			1,432

Total liabilities	407,564			331,368
Stockholders’ equity	29,279			24,729

Total liabilities and stockholders’ equity	$436,843			$356,097

Net interest income		$19,690			$16,740

Net interest spread(5)			4.12%			4.29%
Net interest margin(6)			4.72%			4.97%

(1)	Includes average non-accrual loans of $2.6 million in 2003 and $4.4 million in 2002.

(2)	Net loan fees of $3.0 million and $3.0 million are included in the yield computations for 2003 and 2002, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis

(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

     The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Year Ended December 31, 2003 Compared to
	Year Ended December 31, 2002
	Net Change	Rate	Volume	Mix
		(In thousands)
Loans	$1,507	$(2,183)	$4,070	$(380)
Investment Securities — Taxable	(83)	(617)	949	(415)
Investment Securities — Non-taxable	361	(50)	460	(49)
Federal funds sold	(97)	(103)	9	(3)
Other investments	6	(12)	27	(9)

Total interest income	1,694	(2,965)	5,515	(856)
Interest expense:
Interest-bearing demand	(26)	(33)	12	(5)
Money Market	225	(446)	849	(178)
Savings	(3)	(4)	1	—
Time certificates of deposit	(1,945)	(1,667)	(373)	95
Short-term borrowings	(12)	(20)	12	(4)
Junior subordinated debt	505	(27)	606	(74)

Total interest expense	(1,256)	(2,197)	1,107	(166)

Net interest income	$2,950	$(768)	$4,408	$(690)

     Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2003 was $1.7 million compared to $2.0 million in the year ended December 31, 2002. We experienced net loan charge-offs of $1.0 million in 2003 compared to net loan charge-offs of $970 thousand for 2002. The amount in the provision for loan losses each year relates primarily to the significant growth in loans. Gross loans increased by $57 million in 2003 and $46 million in 2002. However, the decrease in the amount of the provision for 2003 primarily reflected that non-performing loans to total loans decreased from 1.1% at December 31, 2002 to 0.66% as of December 31, 2003. See “Financial Condition — Loans — Non-Performing Assets.”

     Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Year Ended
	December 31,		Increase
	2003	2002	(Decrease)
	(In thousands)
Service charges and other income	$1,050	$1,030	$20
Loan brokerage and referral fees	446	334	112
Net gain on sale of loans	65	45	20
Net gain/(loss) on sale of securities	2	(17)	19

Total non-interest income	$1,563	$1,392	$171

     The $171 thousand, or 12.3% increase in total non-interest income was primarily due to an increase of $112 thousand in loan brokerage and referral fees attributable to an extraordinary level of residential mortgage refinancing activity.

     Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense:

	Year-Ended
	December 31,		Increase
	2003	2002	(Decrease)
	(In thousands)
Salaries, wages and employee benefits	$7,157	$5,767	$1,390
Stock appreciation rights	149	40	109
Occupancy, equipment and depreciation	1,417	1,045	372
Loan related expense	127	113	14
Data processing	522	465	57
Advertising and public relations	465	403	62
Professional fees	230	145	85
Stationery and supplies	209	177	32
Insurance	173	150	23
Telephone and postage	232	194	38
Director fees	104	92	12
Software maintenance	99	66	33
Foreclosed assets, net	103	(173)	276
Other	1,033	628	405

Total non-interest expense	$12,020	$9,112	$2,908

     The $2.9 million, or 31.9%, increase in total non-interest expense was principally the result of our new corporate headquarters and the opening of our City Centre branch in October 2002, which had a minimal impact on 2002 expenses. Salary and employee benefit expenses increased to $7.3 million for the year ended December 31, 2003 compared to $5.8 million for the year ended December 31, 2002. The salary and benefit expense increase can be attributed to the opening of the City Centre branch, increase in personnel and increased performance based incentives, including loan officer commissions. The number of FTEs increased to 98 at December 31, 2003 compared to 90 at December 31, 2002.

     The $372 thousand total increase in occupancy, equipment and depreciation expense was primarily attributed to the lease of our new corporate headquarters and branch, which accounted for approximately 62% of the increase, while the other 38% included parking expense, maintenance and related expenses associated with the new office space.

     Foreclosed assets expense increased $276 thousand to $103 thousand as two properties were sold during 2003 generating a net loss of $103 thousand. In 2002 we sold one property with a gain of approximately $35 thousand. We were receiving lease payments in 2002 on one of the properties sold in 2003. These lease payments, net of related rental and other foreclosed asset expenses, was approximately $138 thousand. Other expenses increased $405 thousand, or 64.5%, in 2003 as a result of the cost to secure our branch servers, e-mail and internet banking services, general expenses associated with an additional branch and the expense of providing additional training and education to our employees and officers.

     Provision for Income Taxes. We recorded tax provisions of $2.3 million in 2003 and in 2002. Our effective tax rates were 31% and 33% for 2003 and 2002, respectively, as compared to the expected effective tax rate of 34%. The difference from the expected rate in both years was largely due to the non- taxable nature of income from municipal securities.

Financial Condition

     Our total assets at December 31, 2004, December 31, 2003 and December 31, 2002 were $574 million, $463 million and $401 million, respectively. Total deposits at December 31, 2004, December 31, 2003 and December 31, 2002 were $476 million, $404 million and $352 million, respectively.

Loans

     Our gross loans at December 31, 2004, December 31, 2003 and December 31, 2002 were $403 million, $350 million, and $294 million, respectively, an increase of 15.2%, 19.3%, and 18.8% over the prior period, respectively. Our overall steady growth in loans from 2000 to 2004 is consistent with our historical focus and strategy to grow our loan portfolio. Since December 31, 2000, construction loans experienced the highest growth within our portfolio, growing from $47 million to $167 million at December 31, 2004, followed by commercial real estate loans which grew from $75 million at December 31, 2000 to $148 million at December 31, 2004. While we will continue to focus on our strong real estate lending portfolio, we expect to diversify the portfolio in future periods. See “Business — Our Strategy” and “Trends and Developments Impacting Our Recent Results.”

     The following table shows the amounts of loans outstanding at the end of each of the periods and years indicated.

	December 31,
	2004	2003	2002	2001	2000
Commercial and industrial loans	$59,820	$62,476	$62,135	$55,424	$52,059
Constructions loans (1)	167,154	133,875	114,144	68,716	46,521
Commercial real estate loans	148,411	122,396	89,612	98,701	74,852
Residential real estate loans	24,097	26,987	23,632	18,860	13,507
Consumer loans and other	3,788	4,348	4,012	5,481	5,441

Gross loans (2)	403,270	350,082	293,535	247,182	192,380
Allowance for loan losses	(6,133)	(5,409)	(4,688)	(3,700)	(2,827)
Deferred loan costs(fees), net	(2,126)	(1,454)	(1,006)	(1,267)	(812)

Net loans	$395,011	$343,219	$287,841	$242,215	$188,741

(1)	Includes approximately $105 million in loans at December 31, 2004 relating to raw land, acquisition and construction loans for commercial real estate projects and approximately $62 million in loans at December 31, 2004 relating to raw land, acquisition and construction loans for residential real estate projects.

(2)	Includes syndicated loans and participation loans which, at December 31, 2004, constituted less than 2% and approximately 13%, respectively, of total gross loans at such date.

     The following tables show the amounts of loans outstanding as of December 31, 2004, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Lines of credit or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. In the tables below, loans are classified as real estate-related if they are collateralized by real estate, regardless of their classification in the previous table. The tables also present, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans.

					Rate Structure for
	Maturity				Loans Maturing
	One	One			over one year
	Year	through	Over Five			Floating
	or less	Five Years	Years	Total	Fixed Rate	Rate
		(In thousands)
Commercial and industrial	$36,132	$22,690	$998	$59,820	$7,363	$16,325
Construction	109,376	57,527	251	167,154	532	57,246
Commercial real estate	13,035	67,235	68,141	148,411	63,730	71,646
Residential real estate	12,770	4,579	6,748	24,097	1,045	10,282
Consumer and other	3,309	462	17	3,788	459	20

Total	$174,622	$152,493	$76,155	$403,270	$73,129	$155,519

     Concentrations. As of December 31, 2004, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 84% of gross loans.

     Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     Non-Performing Assets. Generally, loans are placed on non-accrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured, and other real estate owned, which we refer to as OREO:

	At December 31,
	2004	2003	2002	2001	2000
Non-accrual loans, not restructured	$966	$1,596	$3,213	$5,584	$5,560
Accruing loans past due 90 days or more	2	—	21	4	429
Restructured loans	—	719	—	—	—

Total non-performing loans (NPLs)	968	2,315	3,234	5,588	5,989
OREO	2,191	1,192	2,655	2,637	—

Total non-performing assets (NPAs)	$3,159	$3,507	$5,889	$8,225	$5,989

Selected ratio’s
NPLs to total loans	0.24%	0.66%	1.10%	2.26%	3.11%
NPAs to total loans and OREO	0.78%	1.00%	1.99%	3.29%	3.11%
NPAs to total assets	0.55%	0.76%	1.47%	2.71%	2.17%

     Between the years 2000 and 2004, we experienced an improvement in credit quality as measured by non-performing loans and assets as a percent of total loans and total assets respectively. This was due to the following factors: (i) the recruitment of a highly experienced Chief Operating Officer in April 2002 who oversees our lending operations; (ii) the hiring of a Credit Administrator in 3rd quarter 2002 who has improved credit risk management techniques; and (iii) the continuous upgrade in the experience and skill-set of our loan underwriters.

     At December 31, 2004, we had $966 thousand in non-accrual loans, which consisted of loans to 3 borrowers with 91% of the total represented by one loan. The majority of the loans on non-accrual were originated prior to 2002. The largest credit is a $875,000 SBA loan which is 75% guaranteed by the SBA.

     OREO Properties. At December 31, 2004, we had three OREO properties with an aggregate carrying value of $2.2 million all of which were sold prior to February 28, 2005.

     Impaired Loans. “Impaired loans” are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of “impaired loans” is not coextensive with the category of “non-accrual loans”, although the two categories overlap. Non-accrual loans include impaired loans, which are not reviewed on a collective basis for impairment, and are those loans on which the accrual of interest is discontinued when collectibility of principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. Management may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if it is probable that we will collect all amounts due in accordance with the original contractual terms of the loan or the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan.

     In determining whether or not a loan is impaired, we apply our normal loan review procedures on a case-by-case basis taking into consideration the circumstances surrounding the loan and borrower, including the collateral value, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to the principal and interest owed and the length of the delay. We measure impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent, less estimated selling costs. Loans for which an insignificant shortfall in amount of payments is anticipated, but where we expect to collect all amounts due, are not considered impaired.

     As a separate categorization, any troubled debt restructurings are defined as loans that we have agreed to modify by accepting below-market terms, either by granting interest rate concessions or by deferring principal and/or interest payments.

     Loans aggregating $916 thousand at December 31, 2004, $1.4 million at December 31, 2003 and $5.2 million at December 31, 2002 were designated as impaired. The total allowance for loan losses related to these loans was $444 thousand at December 31, 2004, $269 thousand at December 31, 2003 and $1.2 million at December 31, 2002.

     The amount of interest income that we would have recorded on non-accrual and impaired loans had the loans been current totaled $93 thousand at December 31, 2004, $128 thousand for 2003 and $128 thousand for 2002 . All payments received on loans classified as non-accrual are applied to principal, accordingly, no income on such loans was included in our net income for the years ended December 31, 2004, 2003 and 2002 .

     At December 31, 2004, we had no loans not disclosed above as non-accrual loans, as to which we had serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure of these loans as non-accrual loans.

     Allowance for Loan Losses

     We must maintain an adequate allowance for loan losses, or ALLL, based on a comprehensive methodology that assesses the probable losses inherent in the loan portfolio. Like all financial institutions, we maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, peer group loss experience, size and complexity of individual credits and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading with a further evaluation of various quantitative and qualitative factors noted above.

     We incorporate statistics provided through the FDIC regarding loss percentages experienced by banks in the western United States, as well as an internal five-year loss history to establish potential risk based on collateral type securing each loan. As an additional comparison, we examine local peer group banks to determine the nature and scope of their losses to date. Such examination provides a geographic-and size-specific flavor for trends in the local banking community. Finally, we closely examine each credit graded Special Mention and below to individually assess the appropriate loan loss reserve for a particular credit.

     We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

     Specific Allocations. All classified loans are carefully evaluated for loss portions or potential loss exposure. The evaluation occurs at the time the loan is classified and on a regular basis thereafter (at least quarterly). This evaluation is documented in a problem asset status report relating to a specific loan or relationship. Specific allocation of reserves considers the value of the collateral, the financial condition of the borrower, and industry and current economic trends. We review the collateral value, cash flow, and tertiary support on each classified credit. Any deficiency outlined by a real estate collateral evaluation liquidation analysis, or cash flow shortfall is accounted for through a specific allocation reserve calculation for the loan.

     For classified loans that are also classified as “impaired,” an allowance is established when discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan pursuant to FASB statement No. 114, “Accounting by Creditors for Impairment of a Loan.”

     General Allowances. We perform a portfolio segmentation based on risk grading. Credits are rated into eight different categories (Grades 1-8), with a percentage of the portfolio, based on grade, allocated to the allowance pursuant to FASB statement No. 5, “Accounting for Contingencies.” The loss factors for each risk grade are determined by management based on management’s overall assessment of the overall credit quality at month end taking into account various quantitative and qualitative factors such as trends of past due and non-accrual loans, asset classifications, loan grades, collateral value, historical loss experience and economic conditions. The first four grades are considered satisfactory. The other four grades range from a “Watch/Pass” category to a “Doubtful” category. For a discussion of these four grades, see “Business” — “Classified Assets”.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,409	$4,688	$3,700	$2,827	$1,853
Loans charged off during period:
Commercial	367	617	751	899	497
Construction	1	180	—	—	—
Commercial real estate	—	3	—	—	129
Residential real estate	—	177	129	74	8
Consumer and other	15	59	153	64	67

Total	383	1,036	1,033	1,037	701

Recoveries:
Commercial	121	6	63	—	20
Construction	1	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	63	26	—	—	—
Consumer and other	—	2	—	1	—

Total	185	34	63	1	20
Net loans and leases charged off	198	1,002	970	1,036	681
Provision for loan losses	922	1,723	1,958	1,909	1,655

Ending balance	$6,133	$5,409	$4,688	$3,700	$2,827

Gross loans	$403,270	$350,082	$293,535	$247,182	$192,380
Average loans	362,493	320,758	272,816	219,438	168,574
Non-performing loans	966	2,315	3,234	5,588	5,989
Selected ratios:
Net charge-offs to average loans	0.05%	0.31%	0.36%	0.47%	0.40%
Provision for loan losses to average loans	0.25%	0.54%	0.72%	0.87%	0.98%
Allowance for loan losses to loans outstanding at end of period	1.52%	1.55%	1.60%	1.50%	1.47%
Allowance for loan losses to non-performing loans	634.9%	233.7%	145.0%	66.2%	47.2%

     We consider many factors to determine the amount and allocation of the allowance for loan losses. Loss ranges are based on the losses experienced by comparable banks throughout the United States, with total assets under $1 billion. We also review the loss experience of peer banks located in the greater Las Vegas area. These statistics are measured against our current allocation and our historical loss record (for the previous five-year period) to aid in assessing the adequacy of our allowance for loan losses.

     For commercial banks generally, the “Commercial and Industrial Loans not secured by real estate” category represents the highest risk category. This category has been the largest historical source of losses for us. As a result, we make a significant allocation to this category. The commercial portfolio, which makes up approximately 15% of our total loans as of December 31, 2004, is further segmented by sub categories for allowance for loan losses calculation purposes. Categories with historical high losses and risk characteristics, such as certain SBA, UCC secured loans and unsecured loans are provided a higher loss factor. Other categories, such as stock and bond secured or assignment of cash collateral loans are provided a nominal loss factor based upon a history of minimal losses. While the majority of our historical charge offs have occurred in the commercial portfolio, we believe that the allowance allocation is adequate when considering the current composition of the categories of the commercial loans and related loss factors that are utilized.

     Our construction portfolio reflects some borrower concentration risk, and also carries the enhanced risks encountered with construction loans generally. Construction activity in the greater Las Vegas area is currently intense, presenting challenges in the timely completion of projects. With any unanticipated problems, a project can be delayed for an extended period, as unscheduled work can be difficult to accomplish due to the high demand for construction workers, and delays associated with permitting issues. For these reasons, a higher allocation is justified in this loan category.

     Our commercial real estate loans are a mixture of new and seasoned properties, retail, office, warehouse, and some special purpose. Loans on properties are generally underwritten at a loan to value ratio of less than 75% with a minimum debt coverage ratio of 1.25. Our grading system allows our loan portfolio, including real estate, to be ranked across four “pass” risk grades. Generally, the real estate loan portfolio is risk rated “4 — Acceptable Risk.” The risk rated reserve factor increases with each grade increase, and the general real estate portfolio grade of “4” is more reflective of the various risks inherent in the real estate portfolio, such as large size and complexity of individual credits, and overall concentration of credit risk. Accordingly, a greater allowance allocation is provided on commercial real estate loans.

     The following table indicates management’s allocation of the allowance and the percent of loans in each category to total loans as of each of the following dates:

					December 31,
	2004		2003		2002		2001		2000
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category
	of the	to Total	of the	to Total	of the	to Total	of the	to Total	of the	to Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Commercial	$4,409	14.8%	$3,772	17.8%	$3,319	21.2%	$2,657	22.4%	$2,051	27.1%
Construction	237	41.4%	228	38.2%	190	38.8%	140	27.8%	103	24.2%
Commercial real estate	893	36.9%	858	35.0%	715	30.5%	561	40.0%	420	38.9%
Residential real estate	238	6.0%	228	7.7%	190	8.1%	142	7.6%	107	7.0%
Consumer and Other	356	0.9%	323	1.3%	274	1.4%	200	2.2%	146	2.8%

Total	$6,133	100.0%	$5,409	100.0%	$4,688	100.0%	$3,700	100.0%	$2,827	100.0%

Investments

     The carrying value of our investment securities at December 31, 2004 totaled $84 million, compared to $69 million at December 31, 2003, $63 million at December 31, 2002 . The increases experienced year over year, are a result of growth in deposits. Our portfolio of investment securities during 2004, 2003, and 2002 consisted primarily of U.S. Government agencies, agency mortgage-backed securities and obligations of states and political subdivisions.

     The carrying value of our portfolio of investment securities at December 31, 2004, December 31, 2003,and 2002 was as follows:

	Carrying Value
	At December 31, 2004
	2004	2003	2002
	(In thousands)
U.S. Treasury securities	$—	$1,009	$2,443
U.S. Government agencies	14,866	14,397	8,555
Obligations of states and political subdivisions	23,590	24,516	19,062
Mortgage-backed securities	45,064	27,328	25,231
Other securities	521	1,603	2,580
Mutual fund	—	—	5,010

Total investment securities	$84,041	$68,853	$62,881

     The following tables show the maturities of investment securities at December 31, 2004, and the weighted average yields of such securities, excluding the benefit of tax-exempt securities:

	December 31, 2004
			After One Year
			but within		After Five Years
	Within One Year		Five Years		but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Dollars in thousands)
U.S. Government agencies	$10,607	2.92%	$4,259	3.10%	$0		$0
Obligations of states and political subdivisions	750	5.21%	11,401	5.39%	10,996	5.90%	443	6.40%
Mortgage-backed securities	752	3.78%	44,312	3.89%	0		0
Other securities	0	2.53%	0	2.63%	521	6.97%	0

Total investment securities	$12,109	3.11%	$59,972	4.12%	$11,517	5.95%	$443	6.40%

Deposits

     Total deposits were $476 million at December 31, 2004 compared to $404 million at December 31, 2003 . The increase in total deposits since December 31, 2003 is attributed primarily to our commitment to relationship banking and the focus on core deposits along with increased performance based incentives. Non-interest-bearing demand deposits increased to $122 million, or 25.6% of total deposits, at December 31, 2004, from $99 million, or 24.4% of total deposits, at December 31, 2003. Interest-bearing deposits are comprised of money market accounts, regular savings accounts, CDs of under $100,000 and CDs of $100,000 or more.

     The following table shows the average amount and average rate paid on the categories of deposits for each of the years indicated:

			Year ended December 31,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)
Interest-bearing demand	$19,459	0.47%	$12,617	0.36%	$10,825	0.66%
Money market	190,322	1.52%	136,569	1.68%	96,894	2.14%
Savings	6,069	0.23%	4,185	0.19%	3,753	0.29%
Time	125,898	2.43%	138,758	3.12%	147,527	4.25%
Non-interest bearing deposits	124,737	0.00%	94,357	0.00%	63,408	0.00%

Total	$466,485	1.30%	$386,486	1.73%	$322,407	2.61%

     Additionally, the following table shows the maturities of CDs of $100,000 or more at December 31, 2004:

Due in three months or less	$7,533
Due in over three months through six months	17,239
Due in over six months through twelve months	27,090
Due in over twelve months	8,960

Total	$60,822

Capital Resources and Subordinated Debt

     Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a minimum ratio of “core” or “Tier I” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier I capital to adjusted total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier I capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

	Regulatory Requirements
	(Greater than or equal to stated percentage)		Actual at December 31, 2004
	Adequately	Well	Community Bank	Community
	Capitalized	Capitalized	of Nevada	Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	8.7%	16.9%
Tier 1 risk-based capital	4.0%	6.0%	10.4%	19.7%
Total risk-based capital	8.0%	10.0%	11.7%	21.0%

     We were well capitalized at both the bank and holding company at December 31, 2004 for federal regulatory purposes.

     In order to manage our capital position more efficiently, we formed Community Bancorp (NV) Statutory Trust I, a Connecticut statutory trust formed with capital of $464 thousand, for the sole purpose of issuing trust preferred securities. During the fourth quarter of 2002, Community Bancorp (NV) Statutory Trust I issued 15,000 Floating Rate Capital Trust Pass-Through Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $15.0 million. The entire proceeds of the issuance were invested by Community Bancorp (NV) Statutory Trust I in $15.5 million of Floating Rate Junior Subordinated Deferrable Interest Debentures, or the subordinated debentures, issued by us, with identical maturity, repricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of Community Bancorp (NV) Statutory Trust I. The subordinated debentures mature on September 26, 2032, and bear an interest rate at December 31, 2004 of 5.95% (based on 3-month LIBOR plus 3.40%), with repricing occurring and interest payments due quarterly. We injected $8 million of the net proceeds from the sale of the subordinated debentures into Community Bank of Nevada and retained the remaining proceeds for the needs of Community Bancorp.

     The subordinated debentures are redeemable by us, subject to our receipt of prior approval from the Federal Reserve Bank of San Francisco, on any March 26 or December 26 on or after December 26, 2007.

     The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture occurring prior to December 26, 2006. The trust preferred securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures and upon maturity of the subordinated debentures on December 26, 2032.

     Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2004 of 5.95%. For each successive period beginning on March 26 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 3.40%; provided, however, that prior to September 26, 2007, such annual rate shall not exceed 11.9%. Community Bancorp (NV) Statutory Trust I has the option to defer payment of the distributions for a period of up to five years, but during any such deferral, we would be restricted from paying dividends. See “Trading History and Dividend Policy.” We have guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities. For financial reporting purposes, our investment in the trust is accounted for under the equity method and is included in other assets on the accompanying consolidated balance sheet. The subordinated debentures issued and guaranteed by us and held by the trust are reflected on our consolidated balance sheet in accordance with provisions of Interpretation No. 46 issued by the Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.

Contractual Obligations and Off-Balance Sheet Arrangements

     Community Bancorp and Community Bank of Nevada, in the conduct of ordinary business operations routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Community Bancorp and Community Bank of Nevada are also parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. In addition, in connection with the issuance of the trust preferred securities, Community Bancorp has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that Community Bancorp (NV) Statutory Trust I has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. Management does not believe that these off-balance sheet arrangements have a material current effect on Community Bancorp’s and Community Bank of Nevada’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, but there can be no assurance that such arrangements will not have a future effect. See our Financial Statements for more information regarding our commitments.

     The following table sets forth our significant contractual obligations at December 31, 2004:

		Less Than
	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations

Junior subordinated deferrable interest debentures	$15,464	$—	$—	$—	$15,464
Operating lease obligations	7,397	565	1,530	1,610	3,692

Total	$22,861	$565	$1,530	$1,610	$19,156

     The following table sets forth our other significant commitments at December 31, 2004:

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less Than
	Committed	1 Year	1-3 Years	3-5 Years	After 5 years
			(In thousands)
Other Commitments

Commitments to extend credit	$126,550	$81,099	$37,069	$3,256	$5,126
Credit cards	1,471	—	1,471	—	—
Standby letters of credit	1,583	1,583	—	—	—

Total	$129,604	$82,682	$38,540	$3,256	$5,126

Liquidity

     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $16.6 million. In addition, loans and securities are pledged to the FHLB totaling $26 million as of December 31, 2004 and $4 million securities pledged to the FRB Discount window. As of December 31, 2004 we had $66 million in securities available to be sold or pledged to the FHLB and/or FRB Discount Window.

     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At December 31, 2004, we had $149 million in liquid assets comprised of $67 million in cash and cash equivalents (including fed funds sold of $62 million) and $82 million in available-for-sale securities.

     On a long term basis, our liquidity will be met by changing the relative distribution of our asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the Federal Home Loan Bank of San Francisco. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.

     Our liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. At December 31, 2004 net cash provided by operating activities was $9.0 million, compared to net cash provided by operating activities of $9.1 million for the same period of 2003. For the years ended December 31, 2002, net cash provided by operating activities was $6.9 million.

     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan activity. Net increases in loans for the years ended December 31, 2004, 2003 and 2002, were $55 million, $59 million, and $48 million, respectively.

     Net cash used in all investing activities for the years ended December 31, 2004, 2003 and 2002 was $80 million, $64 million, and $74 million, respectively. At December 31, 2004 we had outstanding loan commitments of $128 million and outstanding letters of credit of $2 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

     Net cash provided by financing activities has been impacted significantly by both increases in deposit levels and proceeds received from the sale of common stock. For the years ended December 31, 2004, 2003, and 2002, deposits increased by $73 million, $52 million, and $74 million, respectively. During the month of December, 2004, proceeds from our IPO provided an additional $39 million in cash. During the year ended December 31, 2002, proceeds from the issuance of cumulative trust preferred securities provided an additional $15 million cash.

     Federal and state banking regulations place certain restrictions on dividends paid by Community Bank of Nevada to Community Bancorp. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of Community Bank of Nevada. At December 31, 2004, Community Bank of Nevada’s retained earnings available for the payment of dividends was approximately $16 million. Accordingly, $31 million of Community Bancorp’s equity in net assets of Community Bank of Nevada was restricted at December 31, 2004. In addition, dividends paid by Community Bank of Nevada to Community Bancorp would be prohibited if the effect thereof would cause Community Bank of Nevada’s capital to be reduced below applicable minimum capital requirements.

Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities.

     Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of our securities are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

     Interest rate risk is addressed by our Asset Liability Management Committee, or the ALCO, which is comprised of all the executive officers of the bank. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

     Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and our Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by our Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.

     Market Value of Portfolio Equity. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as market value of portfolio equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates of 100 and 200 basis points.

     At December 31, 2004, our market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of December 31, 2004.

Market Value of Portfolio Equity
(Dollars in thousands)

		Percentage	Percentage	Percentage of
		Change	of Total	Portfolio Equity
Interest Rate Scenario	Market Value	from Base	Assets	Book Value
Up 200 basis points	$70,148	(10.49)%	12.22%	90.45%
Up 100 basis points	74,081	(5.47)	12.91	95.53
BASE	78,367		13.65	101.05
Down 100 basis points	83,559	6.63	14.56	107.75
Down 200 basis points	91,941	17.32	16.02	118.55

     The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.

     Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2004, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

     This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that its structure will remain similar to the structure at year-end. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

     Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At December 31, 2004, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Sensitivity of Net Interest Income
(Dollars in thousands)

				Net Interest
				Margin
	Adjusted Net	Percentage	Net Interest	Change (in basis
Interest Rate Scenario	Interest Income (1)	Change from Base	Margin Percent (2)	points)
Up 200 basis points	$24,709	8.89%	4.49%	37
Up 100 basis points	23,846	5.08	4.33%	21
BASE	22,692	—	4.12%	—
Down 100 basis points	21,500	(5.26)	3.90%	(22)
Down 200 basis points	20,393	(10.13)	3.70%	(42)

(1) Excludes Loan fees.

(2) These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.

     Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.

     The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 2004. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	December 31, 2004
	Amounts Maturing or Re-pricing in
	3 Months	Over 3 Months	Over 1 Year	Over 4
	or Less	to 12 Months	to 4 Years	Years	Non-Sensitive (1)	Total
ASSETS
Cash and due from banks	$—	$—	$—	$—	$5,328	$5,328
Federal funds sold	61,926	—	—	—	—	61,926
Investment securities	6,325	19,157	34,448	23,847	264	84,041
Loans	269,608	32,127	47,611	51,798	(6,133)	395,011
Other assets	—	—	—	—	27,655	27,655

Total assets	$337,859	$51,284	$82,059	$75,645	$27,114	$573,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$—	$—	$—	$—	$122,148	$122,148
Interest-bearing demand, money market and savings	227,371	—	—	—	—	227,371
Time certificates of deposit	17,142	87,788	21,803	—	—	126,733
Short-term debt		350	—	—	—	350
Long-term debt	15,000	—	—	—	464	15,464
Other liabilities	—	—	—	—	4,342	4,342
Shareholders’ equity	—	—	—	—	77,553	77,553

Total liabilities and shareholders’ equity	$259,513	$88,138	$21,803	$—	$204,507	$573,961

Period gap	$78,346	$(36,854)	$60,256	$75,645
Cumulative interest-earning assets	337,859	389,143	471,202	546,847
Cumulative interest-bearing liabilities	259,513	347,651	369,454	369,454
Cumulative gap	78,346	41,492	101,748	177,393
Cumulative interest-earning assets to cumulative interest-bearing liabilities	130.2%	111.9%	127.5%	148.0%
Cumulative gap as a percent of:
Total assets	13.7%	7.2%	17.7%	30.9%
Interest-earning assets	14.3%	7.6%	18.6%	32.4%

(1) Assets or liabilities and equity which are not interest rate-sensitive.

     At December 31, 2004, we had $389 million in assets and $348 million in liabilities re-pricing within one year. This means that $41 million more of our interest rate sensitive assets than our interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at December 31, 2004 is 111.9%. This analysis indicates that at December 31, 2004, if interest rates were to increase, the gap would result in a slightly higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

     Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, embedded options or the benefit of no-rate funding sources. The relation between product rate re-pricing and market rate changes (basis risk) is not the same for all products.

     The majority of interest-earning assets generally re-price along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as our non-interest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

Recent Accounting Pronouncements

FAS 123(R), Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective at the beginning of the third quarter of 2005. As of the effective date, the Company will apply the Statement using a modified version of the prospective application. Under that transition method, compensation cost will be recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of awards granted subsequent to the completion of our IPO and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented in these and prior financial statements of the Company have been calculated using a minimum value method and may not be indicative of amounts which should be expected in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of quantitative and qualitative disclosures about market risk, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and results of Operations – Quantitative and Qualitative Disclosure about Market Risk” on page 52.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and supplementary data included in this annual report are listed in Item 15 and begin at page F-1 immediately following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ending December 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

     The Company has adopted a Code of Conduct applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is filed as Exhibit 14.1 to this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 hereto:

Consolidated Balance Sheet as of December 31, 2004 and 2003.	Page F-1

Consolidated Statements of Income and Comprehensive Income for Each of the Years in the Three-Year Period Ended December 31, 2004.	Page F-2

Consolidated Statements of Stockholders’ Equity for Each of the Years in the Three-Year Period Ended December 31, 2004.	Page F-3

Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 2004.	Page F-4

Notes to Consolidated Financial Statements for Each of the Years in the Three-Year Period Ended December 31, 2004.	Page F-6

Report of Independent Registered Public Accounting Firm.	Page F-38

(2)	Financial Statement Schedules

Not applicable.

(b)	Exhibits

3.1	Certificate of Incorporation, as amended, of Community Bancorp[1]

3.1.1 Amendment to Certificate of Incorporation[1]

3.2	Bylaws of Community Bancorp[1]

4.1	Specimen Share Certificate for Common Stock[1]

10.1	1995 Stock Option and Award Plan[1]

10.2	Form of 1995 Stock Option and Award Plan Option Agreement[1]

10.3	2000 Stock Appreciation Rights Plan[1]

10.4	Lease Agreement, City Centre branch and administrative office lease, dated April 5, 2002, as amended[1]

10.5	Agreement for Information Technology Services between Community Bank of Nevada and Aurum Technology, Inc., dated August 15, 2001, as amended[1]

10.6	Community Bank of Nevada 401(k) Profit Sharing Plan[1]

10.7	Employment Agreement with Edward M. Jamison[1]

10.8	Employment Agreement with Cathy Robinson[1]

10.9	Employment Agreement with Lawrence Scott[1]

14.1	Code of Conduct

21.1 The subsidiaries of the registrant are Community Bank of Nevada, a Nevada state-chartered bank, and Community Bancorp (NV) Statutory Trust I, a Connecticut statutory trust

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications

[1]	Incorporated by reference from the Company’s S-1 Registration Statements and amendments thereto (333-119395), originally filed September 30, 2004, as amended on November 15 and 24, 2004,

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP

By:	/S/ Edward M. Jamison

EDWARD M. JAMISON
President and Chief Executive Officer

Dated: March 24, 2005

By:	/S/ Cathy Robinson

CATHY ROBINSON
Executive Vice President and Chief Financial Officer

Dated: March 24, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on March 24, 2005.

Signature	Capacity
/s/ EDWARD M. JAMISON	President, Chief Executive Officer and Director
Edward M. Jamison	(Principal Executive Officer)

/s/ CATHY ROBINSON	Chief Financial Officer and
Cathy Robinson	Executive Vice President
(Principal Financial and Accounting Officer)

/s/ NOALL J. BENNETT	Director, Chairman of Board
Noall J. Bennett

/s/ CHARLES R. NORTON	Director
Charles R. Norton

/s/ GARY W. STEWART	Director
Gary W. Stewart

/s/ RUSSELL C. TAYLOR	Director
Russell C. Taylor

/s/ JACOB BINGHAM	Director
Jacob Bingham

Community Bancorp and Subsidiary

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
	(dollars in thousands)
Assets
Cash and due from banks	$5,328	$11,828
Federal funds sold	61,926	24,177

Cash and cash equivalents	67,254	36,005
Securities available for sale	82,083	66,702
Securities held to maturity (fair market value approximates $2,041 and $2,249)	1,958	2,151
Investment in Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Pacific Coast Bankers Bank (PCBB) stock	2,219	1,240
Loans, net of allowance for loan losses of $6,133 and $5,409	395,011	343,219
Premises and equipment, net	8,243	8,612
Other real estate owned	2,191	1,192
Accrued interest receivable	2,003	1,702
Deferred tax assets, net	2,112	1,103
Bank owned life insurance	9,194	—
Other assets	1,693	1,505

Total assets	$573,961	$463,431

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$122,148	$98,544
Interest bearing:
Demand	221,542	158,273
Savings	5,829	4,773
Time, $100,000 or more	60,822	58,862
Other time	65,911	83,261

Total deposits	476,252	403,713

Short term borrowings	350	10,000
Accrued stock appreciation rights	2,414	320
Accrued interest payable and other liabilities	1,928	1,733
Junior subordinated debt	15,464	15,464

	20,156	27,517

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, par value: December 31, 2004: $0.001; December 31, 2003: no par value, shares authorized: 10,000,000; shares issued: 2004: 6,782,048; 2003: 4,663,955	7	10,258
Additional paid-in capital	51,245	—
Retained earnings	26,698	21,558
Stock dividends distributable	—	278
Accumulated other comprehensive income	174	392

	78,124	32,486
Less cost of treasury stock, 34,375 shares	(285)	(285)
Less notes receivable arising from the exercise of common stock options	(286)	—

Total stockholders’ equity	77,553	32,201

Total liabilities and stockholders’ equity	$573,961	$463,431

See Notes to Consolidated Financial Statements.

Community Bancorp and Subsidiary

Consolidated Statements of Income

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(dollars in thousands, except per share information)
Interest and dividend income:
Loans, including fees	$26,415	$24,679	$23,172
Securities:
Taxable	1,981	1,331	1,414
Non-Taxable	874	845	484
Federal funds sold	692	242	339
Dividends	76	46	34
Other	—	—	6

Total interest and dividend income	30,038	27,143	25,449

Interest expense on:
Deposits	6,054	6,679	8,428
Short term borrowings	44	52	64
Junior subordinated debt	764	722	217

	6,862	7,453	8,709

Net interest income	23,176	19,690	16,740
Provision for loan losses	922	1,723	1,958

Net interest income after provision for loan losses	22,254	17,967	14,782

Other income:
Service charges and other income	991	1,050	1,030
Loan brokerage and referral fees	184	446	334
Income from bank owned life insurance	194	—	—
Net gain on sales of loans	108	65	45
Net gain (loss) on sales of securities	12	2	(17)

	1,489	1,563	1,392

Other expenses:
Salaries, wages and employee benefits	8,619	7,157	5,767
Stock appreciation rights	2,095	149	40
Occupancy, equipment & depreciation	1,495	1,417	1,045
Data processing	558	522	465
Advertising and public relations	587	465	403
Professional fees	359	230	145
Telephone and postage	198	232	194
Stationery and supplies	230	209	177
Insurance	249	173	150
Loan related	235	127	113
Director fees	172	104	92
Foreclosed assets, net	117	103	(173)
Software maintenance	102	99	66
Other	930	1,033	628

	15,946	12,020	9,112

Income before income taxes	7,797	7,510	7,062
Income tax expense	2,376	2,295	2,337

Net income	$5,421	$5,215	$4,725

Earnings per share:
Basic	$1.13	$1.13	$1.03
Diluted	$1.10	$1.10	$1.01

See Notes to Consolidated Financial Statements.

Community Bancorp and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands, except share data)

							Accumulated
		Common Stock		Additional		Stock	Other
	Comprehensive	Outstanding		Paid-in	Retained	Dividends	Comprehensive	Treasury	Notes
Description	Income	Shares	Amount	Capital	Earnings	Distributable	Income	Stock	Receivable	Total

Balance, December 31, 2001		4,582,040	$9,820	$—	$12,310	$—	$206	$—	$—	$22,336

Comprehensive income:
Net income	$4,725	—	—	—	4,725	—	—	—	—	4,725
Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $106	207	—	—	—	—	—	207	—	—	207
Reclassification adjustment for realized losses, net of taxes of $6	11	—	—	—	—	—	11	—	—	11

	$4,943

Stock options exercised		25,000	70	—	—	—	—	—	—	70
Stock dividends declared on common stock, $0.03 per share		—	—	—	(138)	138	—	—	—	—
Cash dividends on common stock, $0.03 per share		—	—	—	(137)	—	—	—	—	(137)

Balance, December 31, 2002		4,607,040	9,890	—	16,760	138	424	—	—	27,212

Distribution of stock dividends declared in 2002		15,915	138	—	—	(138)	—	—	—	—
Comprehensive income:
Net income	$5,215	—	—	—	5,215	—	—	—	—	5,215
Other comprehensive income:
Unrealized holding losses on securities available for sale arising during the period, net of taxes of ($16)	(32)	—	—	—	—	—	(32)	—	—	(32)

	$5,183

Stock options exercised		25,000	70	—	—	—	—	—	—	70
Tax benefit related to the exercise of stock options		—	30	—	—	—	—	—	—	30
Stock dividends on common stock, $0.03 per share		16,000	130	—	(130)	—	—	—	—	—
Cash dividends on common stock (in lieu of fractional shares)		—	—	—	(9)	—	—	—	—	(9)
Treasury stock acquired in partial payment of loan		(26,515)	—	—	—	—	—	(223)	—	(223)
Purchase of treasury stock		(7,860)	—	—	—	—	—	(62)	—	(62)
Stock dividends declared on common stock, $0.06 per share		—	—	—	(278)	278	—	—	—	—

Balance, December 31, 2003		4,629,580	10,258	—	21,558	278	392	(285)	—	32,201

Distribution of stock dividends declared in 2003		30,405	274	—	—	(274)	—	—	—	—

Comprehensive income:
Net income	$5,421	—	—	—	5,421	—	—	—	—	5,421
Other comprehensive income:
Unrealized holding losses on securities available for sale arising during the period, net of taxes of ($108)	(210)	—	—	—	—	—	(210)	—	—	(210)
Reclassification adjustment for realized gains, net of taxes of ($4)	(8)	—	—	—	—	—	(8)	—	—	(8)

	$5,203

Stock options exercised		196,663	84	606	—	—	—	—	(286)	404
Tax benefit related to the exercise of stock options		—	94	380	—	—	—	—	—	474
Stock dividends on common stock, $0.06 per share		30,625	276	—	(276)	—	—	—	—	—
Cash dividends on common stock (in lieu of fractional shares)		—	—	—	(5)	(4)	—	—	—	(9)
Proceeds from sale of common stock		1,860,400	2	39,278	—	—	—	—	—	39,280
Change in par value from no par value to $0.001		—	(10,981)	10,981	—	—	—	—	—	—

Balance, December 31, 2004		6,747,673	$7	$51,245	$26,698	$—	$174	$(285)	$(286)	$77,553

Total dividends per share was $0.06, $0.09, and $0.06 for the years ended December 31, 2004, 2003, and 2002, respectively.
See Notes to Consolidated Financial Statements.

Community Bancorp and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$5,421	$5,215	$4,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	715	706	569
(Gain) loss on foreclosed assets	87	103	(35)
(Income) from bank owned life insurance	(194)	—	—
Realized (gains) on sales of loans	(108)	(65)	(45)
Proceeds from sales of loans held for sale	1,898	904	2,826
Originations of loans held for sale	(1,790)	(839)	(2,533)
(Gain) loss on sale of securities available for sale	(12)	(2)	17
Deferred taxes	(897)	(281)	(223)
Provision for loan losses	922	1,723	1,958
Tax benefit related to exercise of stock options	474	30	—
Net amortization of investment premium and discount	695	1,049	412
(Increase) decrease in accrued interest receivable	(301)	30	(205)
(Increase) in other assets	(188)	(192)	(457)
Increase (decrease) in accrued interest payable and other liabilities	2,289	742	(86)

Net cash provided by operating activities	9,011	9,123	6,923

Cash Flows from Investing Activities:
Proceeds from maturities of and principal paydowns on securities held to maturity	191	266	504
Purchase of securities available for sale	(46,574)	(48,866)	(47,596)
Proceeds from maturities of and principal paydowns on securities available for sale	18,806	30,585	17,233
Proceeds from sales of securities available for sale	11,376	10,958	5,591
Investment in FHLB, FRB and PCBB stock	(979)	(525)	(167)
Purchase of premises and equipment	(346)	(237)	(1,303)
Proceeds from sale of foreclosed assets	1,105	2,552	675
Improvements made to foreclosed assets	—	—	(18)
Investment in bank owned life insurance	(9,000)	—	—
Net (increase) in loans	(54,555)	(58,516)	(48,472)

Net cash (used in) investing activities	(79,976)	(63,783)	(73,553)

Cash Flows from Financing Activities:
Cash dividends paid for fractional shares	(9)	(9)	(275)
Net increase (decrease) in short term borrowings	(10,000)	5,000	2,236
Net increase in deposits	72,539	52,129	74,162
Purchase of treasury stock	—	(62)	—
Proceeds from issuance of junior subordinated debt	—	—	15,000
Proceeds from sale of common stock	39,280	—	—
Proceeds from exercise of common stock options	404	70	70

Net cash provided by financing activities	102,214	57,128	91,193

Increase in cash and cash equivalents	31,249	2,468	24,563

Cash and cash equivalents, beginning of period	36,005	33,537	8,974

Cash and cash equivalents, end of period	$67,254	$36,005	$33,537

See Notes to Consolidated Financial Statements.

Community Bancorp and Subsidiary

Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash payments for interest	$6,986	$7,657	$8,835
Cash payments for taxes	$3,180	$2,435	$2,626

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired through foreclosure	$2,191	$1,192	$640
Treasury stock acquired in partial payment of loan	$—	$223	$—
Changes in cash dividends payable	$—	$—	$(138)
Notes receivable arising from exercise of stock options	$286	$—	$—
Short-term borrowing arising from other real estate acquired through foreclosure subject to an existing deed of trust	$350	$—	$—

See Notes to Consolidated Financial Statements.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business

Community Bancorp (the Bancorp) is a holding company whose subsidiary, Community Bank of Nevada, is a Nevada state chartered bank that provides a full range of banking services to commercial and consumer customers through five branches located in the Las Vegas Metropolitan area. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practice.

A summary of the significant accounting policies used by the Bancorp and its subsidiary are as follows:

Principles of Consolidation

During the year ended December 31, 2002, stockholders of Community Bank of Nevada exchanged their common stock in Community Bank of Nevada for common stock in the newly formed holding company, Community Bancorp. The transaction was accounted for at historical cost.

The consolidated financial statements include the accounts of Community Bancorp and its wholly owned subsidiary, Community Bank of Nevada (the Bank), collectively referred to herein as the Company. Significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing) and federal funds sold. Cash flows from loans originated by the Company, deposits and federal funds purchased are reported net.

The Company maintains amounts due from banks that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)

Securities

Securities classified as available for sale are those debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income (loss), net of the related deferred taxes. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Securities classified as held to maturity are those debt securities that the Company has both the intent and the ability to hold to maturity, regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. The sale of a security within three months of its maturity date or after at least 85% of the principal outstanding has been collected is considered a maturity for purposes of classification and disclosure.

Declines in the fair value of individual securities below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses. In determining other-than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank, Federal Reserve Bank stock, and Pacific Coast Bankers Bank stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. Likewise, as a member of the Federal Reserve Bank (FRB) system, the Bank must maintain an investment in the FRB. The FHLB, FRB, and PCBB stock is recorded at cost that equals its redemption value.

Loans

Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees and an allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)

Loans (continued)

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience and peer bank experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of the Company’s loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Southern Nevada. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan pursuant to FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative and environmental factors pursuant to FASB Statement No. 5, Accounting for Contingencies.

A loan is impaired when it is probable, based on current information and events, the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured on an individual basis for commercial and construction loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)

Loans Held for Sale

Loans held for sale are those loans that the Company has the intent to sell in the foreseeable future. They are reported at the lower of aggregate cost or fair value. Gains or losses on the sale of loans are recognized pursuant to Financial Accounting Standards Board (FASB) Statement No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities. All sales are made without recourse. The Company issues various representations and warranties associated with the sale of loans. The Company has not incurred any significant losses resulting from these provisions. There was not a significant amount of loans held for sale at December 31, 2004 or 2003.

Earnings Per Common Share

Basic earnings per share (EPS) represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding options, and are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	2004	2003	2002
	(dollars in thousands, except per share data)
Net income	$5,421	$5,215	$4,725

Average number of common shares outstanding	4,798,922	4,620,744	4,591,026
Effect of dilutive options	142,055	108,277	91,460

Average number of common shares outstanding used to calculate diluted earnings per common share	4,940,977	4,729,021	4,682,486

Basic EPS	$1.13	$1.13	$1.03
Diluted EPS	$1.10	$1.10	$1.01

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)

Interest and fees on loans

Interest on loans is recognized over the terms of the loans and is calculated using the effective interest method. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are generally credited to the loan receivable balance and no interest income is recognized on these loans until the principal balance has been collected, unless the Company determines that collection of the remaining principal balance is reasonably assured.

The Company determines a loan to be delinquent when payments have not been made according to the contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days delinquent.

All interest accrued and not collected for loans that are placed on nonaccrual is reversed against interest income. The interest income on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual life of the loan. Commitment fees based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit are generally recognized over the commitment period.

Loan brokerage and referral fees

As a service for customers, the Company has entered into agreements with unaffiliated mortgage companies to complete applications, loan documents and perform pre-underwriting activities for long-term residential mortgages. The fees from these agreements are recognized as income when earned.

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements - 15 to 39 years, and equipment, furniture and automobiles - 5 to 10 years. Leasehold improvements are depreciated over the lesser of their useful lives or the lease term.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)

Other real estate owned

Other real estate owned (OREO) is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Management has determined that no valuation allowance was necessary as of December 31, 2004. Revenue and expense from the operations of OREO and charges to the valuation allowance are included in other expense.

Income taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Off-balance-sheet instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements were reclassified to conform to the 2004 presentation, with no effect on previously reported net income or stockholder’s equity.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Employee Stock Plans

At December 31, 2004, the Company has a stock-based compensation plan, which is described more fully in Note 9. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the minimum value approach:

	2004	2003	2002
	(dollars in thousands, except per share data)
Net income:
As reported	$5,421	$5,215	$4,725
Deduct total stock-based employee compensation expense determined under minimum value method for all awards, net of related tax effects	(247)	(53)	(58)

Proforma	$5,174	$5,162	$4,667

Earnings per share:
As reported
Basic	$1.13	$1.13	$1.03
Diluted	$1.10	$1.10	$1.01
Proforma:
Basic	$1.08	$1.12	$1.02
Diluted	$1.05	$1.09	$1.00

The proforma compensation cost for options granted in 2004, 2003, and 2002 is recognized for the fair value of the stock options granted. Management estimated the fair value of the stock options granted using the minimum value approach. The following assumptions were used:

	2004	2003	2002

Expected life in years	7	10	10
Risk-free interest rate	4%	4%	3%
Dividends	0%	0%	0%
Fair value per optional share	$3.40	$2.20	$1.91

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available-for-sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Fair value of financial instruments

FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2004 or 2003. The estimated fair value amounts for 2004 and 2003 have been measured as of year-end, and have not been reevaluated or updated for purposes of these financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at year-end.

The information in Note 16 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Cash and cash equivalents

          The carrying amounts reported in the balance sheets for cash and due from banks and federal funds sold approximate their fair value.

     Securities

          Fair value for securities is based on quoted market prices where available or on quoted markets for similar securities in the absence of quoted prices on the specific security.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Fair value of financial instruments (continued)

     Loans

          For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair value is based on carrying value. Variable rate loans comprised approximately 74% and 70% of the total loan portfolio at December 31, 2004 and 2003. Fair value of all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the repricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

     Accrued interest receivable and payable

          The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair values.

     Deposit liabilities

          The fair value disclosed for demand and savings deposits approximate their carrying amounts which represent the amount payable on demand. The carrying amounts for variable rate money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits. Early withdrawals of fixed rate certificates of deposit are not expected to be significant.

     Junior subordinated debt

          The carrying amounts reported in the consolidated balance sheets for junior subordinated debt approximate their fair value because the interest rate is variable.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Fair value of financial instruments (continued)

     Short term borrowings

          The carrying amounts reported in the consolidated balance sheets for short term borrowings approximate their fair value because of the short term nature of these advances.

     Off-balance sheet instruments

          Fair value for off-balance-sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Stock Split

The Company’s Board of Directors approved a 5-for-1 common stock split for shareholders of record on September 17, 2004. The stock split resulted in the issuance of 3,761,488 additional shares, and increased the number of authorized shares from 2,000,000 to 10,000,000. All share and per share information has been retroactively adjusted to reflect this stock split. In conjunction with the stock split, the par value of common stock changed from no par value to a par value of $0.001. This resulted in a reclassification of $10,981,000 from common stock to additional paid-in capital in September 2004.

Stock Dividends and Stock Dividends Distributable

Stock dividends are recorded at estimated fair value by transferring an amount from retained earnings to common stock. Stock dividends declared before but payable after a period-end are recorded at estimated fair value when declared by charging retained earnings and are reflected as stock dividends distributable in the accompanying financial statements. Stock options and stock appreciation rights have been adjusted for the stock dividends.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Current Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment (“FAS 123(R) or the “Statement”. FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective at the beginning of the third quarter of 2005 for the Company. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost will be recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of awards granted subsequent to the completion of the Company’s IPO and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented in these and prior financial statements of the Company have been calculated using a minimum value method and may not be indicative of amounts which should be expected in future periods.

Note 2.	Restrictions on Cash and Due from Banks

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of these reserve balances was approximately $1,870,000 and $1,059,000 at December 31, 2004 and 2003, respectively.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 3.	Securities

Carrying amounts and estimated fair values of securities available for sale as of December 31 are summarized as follows:

	2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Values
		(dollars in thousands)
U. S. Government-sponsored agencies	$14,597	$16	$(95)	$14,518
Municipal bonds	21,342	666	(28)	21,980
Other debt securities	500	21	—	521
Mortgage-backed securities	45,380	57	(373)	45,064

	$81,819	$760	$(496)	$82,083

	2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Values
	(dollars in thousands)
U. S. Treasury securities	$1,006	$3	$—	$1,009
U. S. Government-sponsored agencies	13,927	39	(49)	13,917
Municipal bonds	22,229	688	(72)	22,845
Other debt securities	1,507	96	—	1,603
Mortgage-backed securities	27,439	132	(243)	27,328

	$66,108	$958	$(364)	$66,702

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 3.	Securities (continued)

Carrying amounts and estimated fair values of securities held to maturity as of December 31 are summarized as follows:

	2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Values
	(dollars in thousands)
Municipal bonds	$1,610	$84	$—	$1,694
SBA pools	348	1	(2)	347

	$1,958	$85	$(2)	$2,041

	2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Values
	(dollars in thousands)
Municipal bonds	$1,671	$96	$—	$1,767
SBA pools	480	2	—	482

	$2,151	$98	$—	$2,249

The amortized cost and fair value of securities available for sale and held to maturity as of December 31, 2004 by contractual maturities are shown below. Maturities may differ from contractual maturities in mortgage-backed securities and SBA loan pools because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are also not included in the maturity categories in the following summary:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(dollars in thousands)
Due within one year	$11,305	$11,317	$—	$—
Due after one year through five years	14,249	14,410	942	985
Due after five years through ten years	10,457	10,849	668	709
Due after ten years	428	443	—	—
Mortgage-backed securities and SBA loan pools	45,380	45,064	348	347

	$81,819	$82,083	$1,958	$2,041

Gross realized gains and (losses) on sales of securities during the years ended December 31, 2004, 2003, and 2002 were $82,000, $2,000 and $55,000 and $(70,000), $(0) and $(72,000) respectively. Securities available for sale with carrying amounts of approximately $15,097,000 and $18,389,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, the advance from the Federal Home Loan Bank (see Note 10), and for other purposes required or permitted by law.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 3.	Securities (continued)

Information pertaining to available for sale securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(dollars in thousands)
U. S. Government-sponsored agencies	$95	$7,965	$—	$—
Municipal bonds	16	2,312	12	547
Mortgage-backed securities	191	21,811	182	8,802

	$302	$32,088	$194	$9,349

As of December 31, 2003, no investments had material continuous losses existing greater than twelve months.

At December 31, 2004, forty-five available for sale debt securities have unrealized losses with aggregate depreciation of approximately 1% from the Company’s amortized cost-basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the Federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports.

At December 31, 2004, four held to maturity securities have unrealized losses with aggregate depreciation of approximately 1% from the Company’s amortized cost basis. None of these losses have existed for more than twelve consecutive months.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 4.	Loans

The composition of the Company’s loan portfolio as of December 31 is as follows:

	2004	2003
	(dollars in thousands)
Commercial and industrial	$59,820	$62,476
Real estate:
Commercial	148,411	122,396
Residential	24,097	26,987
Construction and land development, including raw land of approximately $50,157 for 2004 and $47,267 for 2003	167,154	133,875
Consumer and other	3,788	4,348

	403,270	350,082
Less:
Allowance for loan losses	6,133	5,409
Net unearned loan fees and discounts	2,126	1,454

	$395,011	$343,219

Changes in the allowance for loan losses for the years ended December 31 are as follows:

	2004	2003	2002
	(dollars in thousands)
Balance, beginning	$5,409	$4,688	$3,700
Provision for loan losses	922	1,723	1,958
Less amounts charged off	(383)	(1,036)	(1,033)
Recoveries of amounts charged off	185	34	63

Balance, ending	$6,133	$5,409	$4,688

Loans with a balance of approximately $18,647,000 and $42,207,000 were pledged as collateral on advances from the Federal Home Loan Bank at December 31, 2004 and 2003, respectively (see Note 10).

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 4.	Loans (continued)

Information about impaired and nonaccrual loans as of and for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(dollars in thousands)
Impaired loans with a valuation allowance	$916	$1,070	$5,152
Impaired loans without a valuation allowance	—	293	—

Total impaired loans	$916	$1,363	$5,152

Average balance of impaired loans	$965	$1,776	$5,357

Related allowance for credit losses	$444	$269	$1,164

Nonaccrual loans	$966	$1,596	$3,213

Loans past due 90 days or more and still accruing	$2	$—	$21

Interest income recognized on impaired loans	$—	$—	$311

Interest income recognized on a cash basis on impaired loans	$—	$—	$311

In 2003, the Company accepted 26,515 shares of its own stock in partial payment on an impaired loan. Based on an agreed upon fair value of $8.40 per share, the Company reduced the outstanding balance on the loan by $223,000. The loan has been restructured and is now paying according to the restructured repayment terms and thus is not included as an impaired loan at December 31, 2004 or 2003.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation at December 31 are as follows:

	2004	2003
	(dollars in thousands)
Land	$2,695	$2,695
Buildings and improvements	5,365	5,267
Equipment and furniture	3,637	3,407
Automobiles	212	194

	11,909	11,563
Less accumulated depreciation	(3,666)	(2,951)

	$8,243	$8,612

Note 6.	Deposits

At December 31, 2004, the scheduled maturities of time deposits are as follows (dollars in thousands):

2005	$104,777
2006	21,956

$126,733

At December 31, 2004, the Company had one customer whose total deposits were $27,513,000 or approximately 6% of total deposits.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 7.	Income Tax Matters

The cumulative tax effects of the primary temporary differences that created deferred tax assets and liabilities at December 31 are as follows:

	2004	2003
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,906	$1,570
Stock Appreciation Rights	821	109
Other	26	—

Total deferred tax assets	2,753	1,679

Deferred tax liabilities:
Unrealized gain on securities available for sale	(90)	(202)
Premises and equipment	(252)	(274)
Deferred loan costs	(155)	(68)
Other	(144)	(32)

Total deferred tax liabilities	(641)	(576)

Net deferred tax assets	$2,112	$1,103

At December 31, 2004 and 2003, no valuation reserve was considered necessary as management believes it is more likely than not that the deferred tax assets will be realized due to taxes paid in prior years or future operations.

The provision for federal income taxes is comprised of the following for the years ended December 31:

	2004	2003	2002
	(dollars in thousands)
Current	$3,273	$2,576	$2,560
Deferred	(897)	(281)	(223)

	$2,376	$2,295	$2,337

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 7.	Income Tax Matters (continued)

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002 due to the following:

	2004		2003		2002
	(dollars in thousands)
Computed “expected” tax expense	$2,729	35%	$2,628	35%	$2,472	35%
Increase (decrease) in income tax resulting from:
Tax-exempt interest income	(297)	(4%)	(287)	(4%)	(165)	(2%)
Other	(56)	(1%)	(46)	—	30	—

	$2,376	30%	$2,295	31%	$2,337	33%

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 8.	Commitments and Contingencies

Financial instruments with off-balance-sheet risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingencies (continued)

Financial instruments with off-balance-sheet risk (continued)
A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of December 31 is as follows:

	2004	2003
	(dollars in thousands)
Commitments to extend credit, including unsecured commitments of $17,136 for 2004, $19,422 for 2003	$126,550	$81,516
Credit card commitments, including unsecured amounts of $1,441 for 2004 and $1,508 for 2003	1,471	1,584
Standby letters of credit, including unsecured commitments of $1,122 for 2004 and $25 for 2003	1,583	1,215

	$129,604	$84,315

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. The Company has approximately $444,000 and $286,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit at December 31, 2004 and 2003 respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation 45 (FIN 45). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5 Accounting for Contingencies. As of December 31, 2004 and 2003, the amount of the liability related to guarantees was approximately $6,000 and $4,000 respectively.

In connection with standby letters of credit, the Company recognizes the related commitment fee received from the third party as a liability at the inception of the guarantee arrangement pursuant to FASB Interpretation 45 (FIN 45). Commitment fees where the likelihood of exercise of the commitment is remote, are generally recognized as service fee income on a straight line basis over the commitment period. All other commitment fees are deferred over the entire commitment period and are not recognized as service fee income until the expiration of the commitment period.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingencies (continued)

Financial instruments with concentrations of credit risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At December 31, 2004, real estate loans accounted for approximately 84% of the total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take. In addition, approximately 3% of total loans are unsecured. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area. The Company’s goal is to continue to maintain a diversified loan portfolio that requires the loans to be well collateralized and supported by cash flows.

Lease Commitments

During 2002, the Company entered into a lease agreement for its corporate office under an operating lease with an unrelated third party that expires on August 31, 2012. In August 2004 the Company entered into a lease agreement with an unrelated party for approximately 22,000 square feet of rentable office space located in southwest Las Vegas. The lease term is for ten years with an estimated commencement date of June 2005. Future minimum rental payments due under these two leases are (dollars in thousands):

2005	$565
2006	756
2007	774
2008	800
2009	810
Thereafter	3,692

$7,397

Total rent expense was $ 312,000, $304,000 and $95,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 9. Stock Options and Stock Appreciation Rights

Stock options

The Company has adopted the 1995 Stock Option and Award Plan (the “Plan”) under which options to acquire common stock of the Company may be granted to employees, officers or directors at the discretion of the Board of Directors. The Plan allows for the granting of incentive and nonqualifying stock options as those terms are defined in the Internal Revenue Code. The Plan, as amended, authorized up to 755,762 shares of common stock be provided by shares authorized but not outstanding. The Plan provides for the exercise price and term of each option to be determined by the Board at the date of grant, provided that no incentive option shall have a term greater than 10 years. The Plan also provides for the granting, at the discretion of the Board, of stock appreciation rights or other tandem rights with respect to the granting of the stock options.

A summary of stock option activity during the years ended December 31 is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding options, beginning of year	279,958	$3.76	317,475	$3.73	298,475	$3.06
Granted	195,000	14.45	8,000	7.35	46,500	7.64
Adjustment due to stock dividends	3,701	3.91	2,061	3.69	—	—
Exercised (Note 13)	(196,663)	3.50	(25,000)	2.79	(25,000)	2.80
Forfeited	(45,662)	9.19	(22,578)	5.23	(2,500)	5.60

Outstanding options, end of period	236,334	11.69	279,958	3.76	317,475	3.73

Options exercisable, end of period	107,974	11.08	222,398	3.10	239,770	2.84

Options available to grant, end of period	59,515		208,853		194,275

Weighted-average remaining life (in years)	9		4		5

During 2004, the Company initially granted 20,000 stock options. These options had a weighted average exercise price of $9.60 and vest over three years, 30% in year one and two, and 40% in year three.

Effective September 27, 2004, the Company approved the granting of an additional 175,000 stock options to certain employees and members of the Board of Directors. The exercise price of $15 for these options was determined by an independent valuation specialist. 95,000 of these options vest over five years, and 80,000 vested immediately.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 9. Stock Options and Stock Appreciation Rights (continued)

Stock options (continued)

A further summary of stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$1.95-$2.00	4,369	1 year	$1.96	4,369	$1.96
$3.92-$5.60	32,079	5 years	4.99	12,090	4.17
$7.44-$10.40	59,886	8 years	8.25	31,515	7.52
$15	140,000	10 years	15.00	60,000	15.00

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 9. Stock Options and Stock Appreciation Rights (continued)

Stock appreciation rights

On July 20, 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan (“SAR Plan). The SAR Plan authorized 252,605 rights to be granted to certain directors, officers and key employees at the discretion of the Board of Directors. Each right gives the grantee the right to receive cash payment from the Company equal to the excess of (a) the exercise price of the SAR over the (b) grant price of the SAR. Rights granted under the SAR Plan vest in five years. Pursuant to the plan, prior to an initial public offering the exercise price is equal to the book value. Also pursuant to the plan, each right gives the grantee the right to receive a cash payment from the Company equal to the excess of the fair value of the Company’s common stock over the grant price if the Company completes an initial public offering. The Company closed on its IPO in December of 2004. The Company accounts for the outstanding rights pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The expense related to the SAR plan was approximately $2,095,000, $149,000 and $40,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The total amount in accrued expenses was $2,414,000 and $320,000 at December 31, 2004 and 2003 respectively.

Activity during the years ended December 31 is as follows:

	2004	2003	2002

Rights outstanding, beginning of year	126,696	147,500	130,000
Granted	—	—	17,500
Adjustment due to stock dividends	831	1,696	—
Forfeited	(17,854)	(22,500)	—
Exercised	—	—	—

Rights outstanding, end of year	109,673	126,696	147,500

Rights exercisable, end of year	—	—	—
Available to grant, end of year	142,932	125,078	102,500

The weighted average grant price for the rights outstanding at December 31, 2004 was $3.96. The weighted average contractual life of the rights outstanding at December 31, 2004 is less than one year.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 10. Short Term Borrowings

The Company has a commitment from the Federal Home Loan Bank (FHLB) for advances. Borrowing capacity is determined based on collateral pledged, generally consisting of loans and securities, at the time of the advance. Advances from the FHLB at December 31, 2004 and 2003 were $0 and $10,000,000, respectively.

The Company has entered into three agreements with other lending institutions under which it can purchase up to $16,600,000 of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The agreements can be terminated by the lending institutions at any time. There were no balances outstanding under these agreements at December 31, 2004 and 2003.

At December 31, 2004, short term borrowings reflects a loan on foreclosed assets that was repaid subsequent to year end.

Note 11. Junior Subordinated Debt

In September 2002, Community Bancorp (NV) Statutory Trust I was formed to issue floating rate (three-month LIBOR +3.4%) Cumulative Trust Preferred Securities which is reflected in the accompanying balance sheet as junior subordinated debt in the amount of $15,464,000. The funds raised from the issuance of these securities were all passed through to the Bancorp. Three-month LIBOR was 2.558% at December 31, 2004. The sole asset of the Capital Trust is a note receivable from the Bancorp. These securities require semi-annual interest payments and mature in 2032. These securities may be redeemed beginning in September 2007 as outlined in the Indenture Agreement.

In the event of certain changes or amendments to regulatory requirements or federal tax rules, the debt is redeemable in whole. The obligation under this instrument is fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. The trust preferred securities qualify as Tier 1 Capital for the Company, subject to certain limitations, with the excess being included in Total Capital for regulatory purposes.

Note 12. Stockholders’ Equity

During the year ended December 31, 2004, the Company issued 1,860,400 shares (including the over-allotment option) of its $0.001 par value common stock in an underwritten public offering at a price to the public of $23.00 per share. The proceeds after discounts, commissions, and other costs totaling approximately $3,509,000 were approximately $39,280,000.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 13. Transactions with Related Parties

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties.

Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2004	2003	2002
	(dollars in thousands)
Balance, beginning	$6,750	$7,180	$7,623
New loans	15,995	9,766	6,659
Repayments	(13,165)	(10,196)	(7,102)

Balance, ending	$9,580	$6,750	$7,180

In addition to the above amounts, the Company has commitments to extend credit to related parties of approximately $1,812,000 and $2,881,000 at December 31, 2004 and 2003, respectively.

Included in the 2004 related party loan transactions shown above, were two loans made for the exercise of stock options. The total outstanding balance of these loans at December 31, 2004 was approximately $286,000, and is reported as a reduction of stockholders’ equity. These recourse loans are secured by the Company’s stock and were on the same terms as those for comparable loans with non-related parties.

None of these related party loans are past due, on nonaccrual status, or restructured to provide a reduction or deferral of interest or principal because of deteriorations in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2004.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 14. Regulatory Capital

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve qualitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 14. Regulatory Capital (continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following table:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:			(dollars in thousands)
Bank Total Capital (to Risk-Weighted Assets)	$52,962	11.7%	$36,374	8%	$45,468	10%
Company Total Capital (to Risk-Weighted Assets)	$98,244	21.0%	$37,477	8%	N/A	N/A

Bank Tier I Capital (to Risk-Weighted Assets)	$47,269	10.4%	$18,187	4%	$27,281	6%
Company Tier I Capital (to Risk-Weighted Assets)	$92,379	19.7%	$18,738	4%	N/A	N/A

Bank Tier I Capital (to Average Assets)	$47,269	8.7%	$21,731	4%	$27,164	5%
Company Tier I Capital (to Average Assets)	$92,379	16.9%	$21,834	4%	N/A	N/A

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:			(dollars in thousands)
Bank Total Capital (to Risk-Weighted Assets)	$45,191	12.1%	$29,832	8%	$37,291	10%
Company Total Capital (to Risk-Weighted Assets)	$51,218	13.6%	$30,101	8%	N/A	N/A

Bank Tier I Capital (to Risk-Weighted Assets)	$40,517	10.9%	$14,916	4%	$22,374	6%
Company Tier I Capital (to Risk-Weighted Assets)	$42,059	11.2%	$15,050	4%	N/A	N/A

Bank Tier I Capital (to Average Assets)	$40,517	8.8%	$18,335	4%	$22,919	5%
Company Tier I Capital (to Average Assets)	$42,059	9.0%	$18,785	4%	N/A	N/A

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Company because such regulations require the sum of the Company’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the Company’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $31,300,000 and $24,500,000 of the Company’s stockholders’ equity was restricted at December 31, 2004 and 2003, respectively.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 15. Employee Benefit Plan

The Company has a qualified 401(k) employee benefit plan (the Plan) for all eligible employees. The Company is required to make matching contributions as outlined in the Plan and may elect to contribute a discretionary amount each year. The Company’s total contributions were $121,000, $115,000, and $107,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 16. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Cash and due from banks	$5,328	$5,328	$11,828	$11,828
Federal funds sold	61,926	61,926	24,177	24,177
Securities available for sale	82,083	82,083	66,702	66,702
Securities held to maturity	1,958	2,041	2,151	2,249
Loans, net	395,011	393,219	343,219	344,721
Accrued interest receivable	2,003	2,003	1,702	1,702
Investment in FHLB, FRB and PCBB stock	2,219	2,219	1,240	1,240
Financial liabilities:
Deposits	476,252	476,199	403,713	406,026
Short term borrowings	350	350	10,000	10,000
Accrued interest payable	333	333	457	457
Junior Subordinated Debt	15,464	15,464	15,464	15,464

Interest rate risk

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Also, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 16. Fair Value of Financial Instruments (continued)

Fair value of commitments

The estimated fair value of fee income on letters of credit at December 31, 2004 and 2003 is insignificant. Loan commitments on which the committed fixed interest rate is less than the current market rate are also insignificant at December 31, 2004 and 2003.

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 17. Condensed Financial Statements of Parent Company

Balance Sheets

	December 31,
	2004	2003
	(dollars in thousands)
Assets
Cash and due from banks	$37,138	$1,662
Securities available for sale	1,062	1,512
Investment in Community Bank of Nevada Stock	47,431	40,896
Investment in Community Bank Statutory Trust Stock	464	464
Loans, net of allowance for loan losses of $100 and $33	6,888	2,676
Accrued interest receivable	18	24
Deferred tax assets, net	467	7
Other assets	1,169	436

Total assets	$94,637	$47,677

Liabilities and Stockholders’ Equity
Accrued interest payable and other liabilities	$233	$12
Accrued stock appreciation rights	1,387	—
Junior Subordinated Debt	15,464	15,464

Total liabilities	17,084	15,476

Stockholders’ Equity	77,553	32,201

Total liabilities and stockholders’ equity	$94,637	$47,677

Statements of Income

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Income:
Loans, including fees	$57	$208	$42
Securities	70	87	17
Other income	—	20	24

Total income	127	315	83

Interest expense on junior subordinated debt	764	722	217
Provision for loan losses	67	33	—
Stock appreciation rights expense	1,387	—	—
Operating expenses	259	185	37

Total expenses	2,477	940	254

Income (loss) before income taxes and equity in net income of Community Bank of Nevada	(2,350)	(625)	(171)
Income tax expense (benefit)	(735)	(170)	(38)

	(1,615)	(455)	(133)
Equity in net income of Community Bank of Nevada	7,036	5,670	4,858

Net income	$5,421	$5,215	$4,725

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 17. Condensed Financial Statements of Parent Company (continued)

Statements of Cash Flows	Years ended December 31,
	2004	2003	2002

	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$5,421	$5,215	$4,725
Adjustments to reconcile net income to net cash (used in) operating activities:
Equity in net (income) of Bank	(7,036)	(5,670)	(4,858)
Provision for loan losses	67	33	—
Deferred taxes	(460)	26	(20)
Tax benefit related to the exercise of stock options	474	30	—
Net amortization of investment premium and discount	18	43	—
(Increase) decrease in accrued interest receivable	6	3	(27)
(Increase) decrease in other assets	(733)	14	(204)
Increase (decrease) in accrued interest payable and other liabilities	1,608	—	12

Net cash (used in) operating activities	(635)	(306)	(372)

Cash Flows from Investing Activities:
Purchase of securities available for sale	—	—	(2,778)
Proceeds from maturities of and principal paydowns on securities available for sale	429	1,091	132
Investment in stock of Bank	—	(4,000)	(4,000)
Dividends distributed by Bank	—	—	33
Net (increase) decrease in loans	(4,279)	41	(2,750)

Net cash provided by (used in) investing activities	(3,850)	(2,868)	(9,363)

Cash Flows from Financing Activities:
Dividends paid	(9)	(9)	(275)
Proceeds from issuance of junior subordinated debt	—	—	15,000
Purchase of treasury stock	—	(285)	—
Proceeds from exercise of common stock options	690	70	70
Proceeds from sale of common stock	39,280	—	—

Net cash provided by (used in) financing activities	39,961	(224)	14,795

Increase (decrease) in cash and cash equivalents	35,476	(3,398)	5,060

Cash and cash equivalents, beginning of year	1,662	5,060	—

Cash and cash equivalents, end of year	$37,138	$1,662	$5,060

Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 18. Quarterly Data (Unaudited)

	(dollars in thousands, except per share data)
	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$8,171	$7,553	$7,255	$7,059	$7,246	$6,842	$6,683	$6,372
Interest Expense	1,815	1,681	1,744	1,622	1,659	1,804	2,001	1,989

Net Interest Income	6,356	5,872	5,511	5,437	5,587	5,038	4,682	4,383
Provision for loan losses	340	360	—	222	490	654	171	408

Net interest income, after provision for loan losses	6,016	5,512	5,511	5,215	5,097	4,384	4,511	3,975
Noninterest income	392	378	346	373	375	394	395	399
Noninterest expenses (1)	5,424	3,671	3,425	3,426	3,044	2,937	2,926	3,113

Income before income taxes	984	2,219	2,432	2,162	2,428	1,841	1,980	1,261
Provision for income taxes	141	714	808	713	618	608	653	416

Net Income	$843	$1,505	$1,624	$1,449	$1,810	$1,233	$1,327	$845

Earnings per common share:
Basic	$0.16	$0.32	$0.35	$0.31	$0.39	$0.27	$0.29	$0.18

Diluted	$0.16	$0.31	$0.34	$0.31	$0.38	$0.26	$0.28	$0.18

(1)	Fourth quarter of 2004 includes approximately $1.9 million of expense relating to the stock appreciation rights. See Note 9 of the financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Community Bancorp
Las Vegas, Nevada

We have audited the consolidated balance sheets of Community Bancorp and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bancorp and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

McGLADREY & PULLEN, LLP

Las Vegas, Nevada
February 18, 2005

EXHIBIT INDEX

Exhibit Number	Description

14.1	Code of Conduct

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications