Form 10-Q
period 2005-03-31
Community Bancorp
filed 2005-05-13
CIK 1304366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                     to                    .

Commission File No. 000 – 51044

COMMUNITY BANCORP

(Name of issuer in its charter)

Nevada	33-0668846
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

400 S. 4th Street,, Suite 215, Las Vegas, NV	89101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 878-0700

(Former Address)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check whether or not the Company is an accelerated filer as defined in Exchange Rule Act 12b-2. Yes ☐ No ☑

Number of shares of common stock outstanding as of May 12, 2005: 6,750,257

COMMUNITY BANCORP

Quarterly Report on Form 10-Q

Community Bancorp and Subsidiary

Consolidated Balance Sheets
March 31, 2005 and December 31, 2004 (Unaudited)

	March 31,	December 31,
	2005	2004

	(dollars in thousands)
Assets
Cash and due from banks	$16,592	$5,328
Federal funds sold	97,654	61,926

Cash and cash equivalents	114,246	67,254
Securities available for sale	90,540	82,083
Securities held to maturity (fair market value approximates $1,974 and $2,041)	1,915	1,958
Investment in Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Pacific Coast Bankers Bank (PCBB) stock	2,264	2,219
Loans, net of allowance for loan losses of $6,156 and $6,133	401,389	395,011
Premises and equipment, net	8,493	8,243
Other real estate owned	—	2,191
Accrued interest receivable	2,233	2,003
Deferred tax assets, net	2,468	2,112
Bank owned life insurance	9,318	9,194
Other assets	1,535	1,693

Total assets	$634,401	$573,961

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$131,650	$122,148
Interest bearing:
Demand	277,517	221,542
Savings	5,367	5,829
Time, $100,000 or more	57,830	60,822
Other time	62,748	65,911

Total deposits	535,112	476,252

Short term borrowings	—	350
Accrued stock appreciation rights	2,086	2,414
Accrued interest payable and other liabilities	2,432	1,928
Junior subordinated debt	15,464	15,464

	19,982	20,156

Commitments and Contingencies (Note 5)

Stockholders’ Equity
Common stock, par value: $0.001; shares authorized: 10,000,000
shares issued: 2005: 6,784,632; 2004: 6,782,048;	7	7
Additional paid-in capital	51,261	51,245
Retained earnings	29,080	26,698
Accumulated other comprehensive income (loss)	(576)	174

	79,772	78,124
Less cost of treasury stock, 34,375 shares	(285)	(285)
Less notes receivable arising from the exercise of common stock options	(180)	(286)

Total stockholders’ equity	79,307	77,553

Total liabilities and stockholders’ equity	$634,401	$573,961

See Notes to Unaudited Consolidated Financial Statements.

Community Bancorp and Subsidiary

Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2005 and 2004 (Unaudited)

	2005	2004

	(dollars in thousands, except per share information)
Interest and dividend income:
Loans, including fees	$7,355	$6,397
Securities:
Taxable	597	371
Non-Taxable	212	220
Federal funds sold	533	58
Dividends	9	13

Total interest and dividend income	8,706	7,059

Interest expense on:
Deposits	1,942	1,413
Short term borrowings	5	30
Junior subordinated debt	229	179

	2,176	1,622

Net interest income	6,530	5,437
Provision for loan losses	—	222

Net interest income after provision for loan losses	6,530	5,215

Other income:
Service charges and other income	242	266
Loan brokerage and referral fees	—	94
Income from bank owned life insurance	124	—
Net gain on sales of loans	10	9

	376	369

Other expenses:
Salaries, wages and employee benefits	2,488	2,105
Stock appreciation rights	(328)	65
Occupancy, equipment & depreciation	360	354
Data processing	151	132
Advertising and public relations	76	81
Professional fees	280	65
Telephone and postage	50	56
Stationery and supplies	73	59
Insurance	59	52
Loan related	32	38
Director fees	89	74
Foreclosed assets, net	(193)	115
Software maintenance	25	27
Other	261	199

	3,423	3,422

Income before income taxes	3,483	2,162
Income tax expense	1,101	713

Net income	$2,382	$1,449

Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	(750)	427

Comprehensive income	$1,632	$1,876

Earnings per share:
Basic	$0.35	$0.31
Diluted	$0.35	$0.31

See Notes to Unaudited Consolidated Financial Statements.

Community Bancorp and Subsidiary

Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2004 (Unaudited)

	2005	2004

	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$2,382	$1,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	170	176
(Gain) loss on foreclosed assets	(214)	110
(Income) from bank owned life insurance	(124)	—
Realized (gains) on sales of loans	(10)	(9)
Proceeds from sales of loans held for sale	139	132
Originations of loans held for sale	(129)	(123)
Deferred taxes	31	—
Provision for loan losses	—	222
Net amortization of investment premium and discount	160	142
(Increase) in accrued interest receivable	(230)	(171)
(Increase) decrease in other assets	158	(5)
Increase in accrued interest payable and other liabilities	176	388

Net cash provided by operating activities	2,509	2,311

Cash Flows from Investing Activities:
Proceeds from maturities of and principal paydowns on securities held to maturity	43	43
Purchase of securities available for sale	(12,451)	(11,000)
Proceeds from maturities of and principal paydowns on securities available for sale	2,697	5,508
Investment in FHLB, FRB and PCBB stock	(45)	(4)
Purchase of premises and equipment	(420)	(23)
Proceeds from sale of foreclosed assets	2,405	—
Net (increase) in loans	(6,378)	(1,025)

Net cash (used in) investing activities	(14,149)	(6,501)

Cash Flows from Financing Activities:
Cash dividends paid for fractional shares	—	(4)
Net increase (decrease) in short term borrowings	(350)	—
Net increase in deposits	58,860	15,129
Proceeds from exercise of common stock options	122	8

Net cash provided by financing activities	58,632	15,133

Increase in cash and cash equivalents	46,992	10,943

Cash and cash equivalents, beginning of period	67,254	36,005

Cash and cash equivalents, end of period	$114,246	$46,948

See Notes to Unaudited Consolidated Financial Statements.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business

Community Bancorp (the Company) is a holding company whose subsidiary, Community Bank of Nevada, is a Nevada state chartered bank that provides a full range of banking services to commercial and consumer customers through five branches located in the Las Vegas Metropolitan area. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practice.

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

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses .

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2005 and 2004 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operation in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K. Condensed financial information as of December 31, 2004 has been presented next to the interim consolidated balance sheet for informational purposes.

A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes in the capital structure of the Company during the three months ended March 31, 2005.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the March 31, 2004 consolidated income statement were reclassified to conform to the 2005 presentation, with no effect on previously reported net income or stockholders’ equity.

Employee Stock Plans

At March 31, 2005, the Company has a stock-based compensation plan, which is described more fully in Note 9 of the annual report. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the minimum value approach:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands, except per share data)
Net income:
As reported	$2,382	$1,449
Deduct total stock-based employee compensation expense determined under minimum value method for all awards, net of related tax effects	(21)	(8)

Proforma	$2,361	$1,441

Earnings per share:
As reported
Basic	$0.35	$0.31
Diluted	$0.35	$0.31
Proforma:
Basic	$0.35	$0.31
Diluted	$0.34	$0.31

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 2. Earnings Per Share

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

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands, except per share data)
Net income	$2,382	$1,449

Average number of common shares outstanding	6,749,250	4,604,873
Effect of dilutive options	122,011	115,870

Average number of common shares outstanding used to calculate diluted earnings per common share	6,871,261	4,720,743

Basic EPS	$0.35	$0.31
Diluted EPS	$0.35	$0.31

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 3. Current Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment (“FAS 123R” or the “Statement”). FAS 123R requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123R permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective at the beginning of the first quarter of 2006 for the Company. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost will be recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of awards granted subsequent to the completion of the Company’s IPO and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented in these and prior financial statements of the Company have been calculated using a minimum value method and may not be indicative of amounts which should be expected in future periods.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 4. Loans

The composition of the Company’s loan portfolio as of March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Commercial and industrial	$59,065	$59,820
Real estate:
Commercial	152,387	148,411
Residential	21,263	24,097
Construction and land development, including raw land of approximately $52,262 for 2005 and $50,157 for 2004	174,027	167,154
Consumer and other	3,090	3,788

	409,832	403,270

Less:
Allowance for loan losses	6,156	6,133
Net unearned loan fees and discounts	2,287	2,126

	$401,389	$395,011

Impaired and nonaccrual loans were $1,250,000 and $914,000 as of March 31, 2005 and $916,000 and $966,000 as of December 31, 2004, respectively. Net charge-offs (recoveries) were ($23) and $8 for the three months ended March 31, 2005 and 2004, respectively.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 5. Commitments and Contingencies

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

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Commitments to extend credit, including unsecured commitments of $16,266 for 2005 and $17,136 for 2004	$144,319	$126,550
Credit card commitments, including unsecured amounts of $1,433 for 2005 and $1,441 for 2004	1,443	1,471
Standby letters of credit, including unsecured commitments of $605 for 2005 and $1,122 for 2004	1,586	1,583

	$147,348	$129,604

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. As of March 31, 2005 the Company has approximately $444,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation 45 (FIN 45). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5 Accounting for Contingencies. As of March 31, 2005 the amount of the liability related to guarantees was approximately $6,000.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 5. Commitments and Contingencies (continued)

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

Financial instruments with concentrations of credit risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At March 31, 2005, real estate loans accounted for approximately 85% of total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take. In addition, approximately 4% of total loans are unsecured. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area. The Company’s goal is to continue to maintain a diversified loan portfolio that requires the loans to be well collateralized and supported by cash flows.

Lease Commitments

During March of 2005, the Company entered into a month to month sublease agreement for its San Diego loan production office. This is an operating lease with an unrelated third party with initial base rent of $1,400 per month. The lease may be terminated by either party on not less than thirty days prior written notice.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 6. Stock Options and Stock Appreciation Rights

Stock options

There were no stock options granted or other material activity relating to stock options during the three months ended March 31, 2005.

Stock appreciation rights

The Company accounts for stock appreciation rights pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The (income) expense related to the Company’s SAR plan was approximately ($328,000) and $65,000 for the three months ended March 31, 2005 and 2004 respectively. The total amount in accrued expenses was $2,086,000 at March 31, 2005.

There were no grants of stock appreciation rights or other activity relating to SARs during the three months ended March 31, 2005.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 7. Quarterly Data (Unaudited)

	(dollars in thousands, except per share data)
	2005	2004
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$8,706	$8,171	$7,553	$7,255	$7,059
Interest Expense	2,176	1,815	1,681	1,744	1,622

Net Interest Income	6,530	6,356	5,872	5,511	5,437
Provision for loan losses	—	340	360	—	222

Net interest income, after provision for loan losses	6,530	6,016	5,512	5,511	5,215
Noninterest income	376	392	378	350	369
Noninterest expenses (1)	3,423	5,424	3,671	3,429	3,422

Income before income taxes	3,483	984	2,219	2,432	2,162
Provision for income taxes	1,101	141	714	808	713

Net Income	$2,382	$843	$1,505	$1,624	$1,449

Earnings per common share:
Basic	$0.35	$0.16	$0.32	$0.35	$0.31

Diluted	$0.35	$0.16	$0.31	$0.34	$0.31

(1)	Fourth quarter of 2004 includes approximately $1.9 million of expense relating to stock appreciation rights. See Note 9 of the annual report.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including the audited financial statements contained therein, filed with the Securities and Exchange Commission. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Community Bancorp on a consolidated basis.

FORWARD-LOOKING INFORMATION

     Certain statements contained in this document, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, “should” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, and other factors referenced in this Report. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

EXECUTIVE OVERVIEW

     During the first quarter of 2005, the Company remained focused on improving internal efficiency and generating additional revenue through sales initiatives and pricing opportunities. The Company reported net income of $2.4 million, or $0.35 per diluted share, for the quarter ended March 31, 2005 as compared to $1.4 million, or $0.31 per diluted share, for the same period in 2004. This increase in earnings is primarily due to higher net interest income, primarily the result of an increase in interest earning assets, and no addition to the provision for loan losses in the current quarter. Noninterest income for the quarter ended March 31, 2005 increased 1.9% from the same period in the prior year primarily due to a $124 thousand increase in cash surrender value of bank owned life insurance purchased in July, 2004. Noninterest expense for the quarter ended March 31, 2005 increased 6.3% from the same period in the prior year primarily due to increases in salary and benefits expense and professional fees partially offset by a $328 thousand adjustment to the accrual for stock appreciation rights based on the fair value of the Company’s stock as of March 31, 2005. Loan growth was 1.6% during the first quarter, primarily in construction and commercial real estate, and deposits grew 12.4% during the same period.

COMMUNITY BANCORP
Selected Consolidated Financial Highlights
	(In thousands, except per share data and ratios; unaudited)
	1st Qtr	1st Qtr	%
Balance Sheet Data (at period end)	2005	2004	Change

Investment securities	$94,719	$76,050	24.55%
Loans, gross	409,832	351,273	16.67%
Allowance for loan losses	6,156	5,624	9.46%
Total assets	634,401	480,364	32.07%
Total deposits	535,112	418,842	27.76%
Non-interest bearing deposits	131,650	114,416	15.06%
Core Deposits (1)	477,282	362,318	31.73%
Total shareholders’ equity	79,307	34,081	132.70%
Income Statement Data
Interest and dividend income	$8,706	$7,059	23.33%
Interest expense	2,176	1,622	34.16%
Net interest income	6,530	5,437	20.10%
Loan loss provision	0	222	-100.00%
Net interest income after loan loss provision	6,530	5,215	25.22%
Noninterest income	376	369	1.90%
Noninterest expense	3,423	3,422	0.00%
Income before income taxes	3,483	2,162	61.10%
Provision for income taxes	1,101	713	54.42%
Net income	$2,382	$1,449	64.39%
Share Data (2)
Basic earnings per common share	$0.35	$0.31	12.90%
Diluted earnings per common share	$0.35	$0.31	12.90%
Book value per common share	$11.72	$7.21	62.55%
Basic average shares outstanding	6,749,250	4,604,873	46.57%
Fully Diluted average shares outstanding	6,871,261	4,720,743	45.55%
Key Ratios
Return on average total shareholders’ equity	12.09%	17.33%	-30.23%
Return on average total assets	1.55%	1.24%	25.15%
Net interest spread	3.80%	4.34%	-12.44%
Net interest margin (3)	4.49%	4.88%	-7.95%
Total revenue (net int inc + non int inc)	$7,120	$5,806	22.63%
Efficiency ratio (4)	49.57%	58.94%	-15.90%
Asset Quality Ratios
Non-performing loans to total loans (5)	0.22%	1.11%	-79.82%
Allowance for loan losses to total loans	1.50%	1.60%	-6.18%
Non-performing assets (6)	914	4,964	-81.59%
Non-performing assets to total assets	0.14%	1.03%	-86.06%
Net charge off’s to average loans	0.00%	0.00%	0.00%
Capital Ratios
Average shareholders’ equity to average assets	12.86%	7.17%	79.36%
Leverage ratio	15.49%	9.49%	63.22%
Total risk-based capital ratio	20.72%	13.71%	51.13%

Notes:

(1)	Core deposits include all demand, interest bearing demand, savings plus time deposits of amounts less than $100,000.

(2)	Adjusted to reflect a 5:1 stock split declared in September 2004.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	Efficiency ratio is noninterest expense (excluding loan loss provision) divided by (net interest income + noninterest income).

(5)	Nonperforming loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status and restructured loans.

(6)	Nonperforming assets are defined as loans that are past due 90 days or more, nonaccrual loans and other real estate owned.

Key Factors in Evaluating Financial Condition and Operating Performance

     As a community bank holding company, we focus on several key factors including:

•	Return to Our Shareholders;

•	Return on Average Assets;

•	Asset Quality;

•	Asset Growth; and

•	Operating Efficiency.

     Return to Our Shareholders. Our return to our shareholders is measured in the form of return on average equity, or ROE. Our net income increased 64.4%, to $2.4 million for the quarter ended March 31, 2005 from $1.4 million for the same period 2004. Net income increased due to an increase in net interest income and a decrease in loan loss provision. Basic and Diluted EPS as of March 31, 2005 was $0.35, up from $0.31 as of March 31, 2004. This increase in EPS was partially due to an increase in income of $328,000 before taxes for the adjustment to the accrual for stock appreciation rights based on the fair value of the Company’s stock as of March 31, 2005. With the additional capital from the IPO in December of 2004, our ROE decreased to 12.1% at March 31, 2005 compared to 17.3% for the same period in 2004.

     Return on Average Assets. Our return on average assets, or ROA, is a measure we use to compare our performance with other banks and bank holding companies. Our ROA at March 31, 2005 was 1.55% compared to 1.24% for the same period 2004.

     Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of non-performing loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a company. Non-performing loans totaled $914 thousand as of March 31, 2005 compared to $3.9 million at March 31, 2004. Non-performing loans as a percentage of total loans decreased to 0.22% as of March 31, 2005 compared to 1.11% at March 31, 2004. Non-performing assets were $914 thousand as of March 31, 2005 compared to $5 million as of March 31, 2004. Non-performing assets as a percent of total assets were 0.14% as of March 31, 2005 compared to 1.03% at March 31, 2004. Net charge-offs to average loans were 0% for March 31, 2005 and 2004.

     Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 32% to $634 million as of March 31, 2005 from $480 million as of March 31, 2004. Total deposits increased 28% to $535 million as of March 31, 2005 compared to $419 million as of March 31, 2004. Gross loans increased 17% to $410 million as of March 31, 2005 compared to $351 million as of March 31, 2004.

     Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) improved, decreasing to 49.6% for the first quarter of 2005 compared to 58.9% for the same period in 2004.

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

     We evaluate our allowance for loan losses quarterly. We believe that the allowance for loan losses, or ALLL, is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. For a discussion of the allowance and our methodology, see “Financial Condition – Provision/Allowance for Loan Loss.”

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

     Although we believe the level of the allowance as of March 31, 2005 was adequate to absorb probable losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

     Available for Sale Securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Management utilizes the services of a reputable third party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (“spread”). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods.

     The following table presents, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.

	Three Months ended March 31,
	2005			2004
			Average			Average
	Average		Yield or	Average		Yield or
	Balance	Interest	Cost (7)	Balance	Interest	Cost (7)
	(Dollars in thousands)
Assets
Interest -earning assets:
Loans (1) (2) (3)	$405,272	$7,355	7.26%	$353,012	$6,397	7.25%
Investment Securities - Taxable	63,974	597	3.73%	44,400	371	3.34%
Investment Securities - Non-taxable (3)	22,495	212	3.77%	23,269	220	3.78%
Federal funds sold	87,205	533	2.44%	23,875	58	0.97%
Other investments (4)	2,712	9	1.33%	1,240	13	4.19%

Total interest-earning assets	581,658	8,706	5.99%	445,796	7,059	6.33%
Non-earning assets:
Cash and due from banks	15,756			13,449
Unearned loan fees	(2,083)			(1,528)
Allowance for loan losses	(6,127)			(5,499)
Other assets	23,541			13,797

Total assets	$612,745			$466,015

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits
Interest-bearing demand	$21,692	$47	0.87%	$14,988	$12	0.32%
Money Market	232,895	1,155	1.98%	140,283	442	1.26%
Savings	5,595	7	0.50%	5,536	2	0.14%
Time certificates of deposit	121,482	733	2.41%	139,513	957	2.74%

Total interest-bearing deposits	381,664	1,942	2.04%	300,320	1,413	1.88%
Short-term borrowings	171	5	11.70%	10,002	30	1.20%
Junior subordinated debt	15,464	229	5.92%	15,464	179	4.63%

Total interest-bearing liabilities	397,299	2,176	2.19%	325,786	1,622	1.99%
Non-interest-bearing liabilities
Demand deposits	132,606			104,993
Other liabilities	4,025			1,786

Total liabilities	533,930			432,565
Stockholders’ equity	78,815			33,450

Total liabilities and stockholders’ equity	$612,745			$466,015

Net interest income		$6,530			$5,437

Net interest spread (5)			3.80%			4.34%
Net interest margin (6)			4.49%			4.88%

(1)	Includes average non-accrual loans of $940 thousand in 2005 and $2.7 million in 2004.

(2)	Net loan fees of $786 thousand and $718 thousand are included in the yield computations for 2005 and 2004, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

     Net interest income increased $1.1 million, or 20.1%, to $6.5 million for the three months ended March 31, 2005 as compared to $5.4 million for the same period in 2004. This increase is primarily due to an increase in the average balance of fed funds and securities, and higher interest rates on fed funds, securities and loans. Increases in interest income were partially offset by higher funding costs due to increases in market interest rates. The net interest margin ratio declined to 4.49% for the three months ended March 31, 2005 as compared to 4.88% for the same period in the prior year. This decline was due to a larger than normal balance in fed funds for the quarter retained in anticipation of funding requirements over the short term.

     The table below sets forth, for the periods indicated, a summary of the changes in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Three months ended March 31,
	2005 compared with 2004
	Net Change	Rate	Volume	Mix
	(In thousands)
Loans	$958	$10	$947	$1
Investment Securities- Taxable	226	43	164	19
Investment Securities- Non-taxable	(8)	(1)	(7)	0
Federal funds sold	475	88	154	233
Other investments	(4)	(9)	15	(11)

Total interest income	1,647	131	1,273	242
Interest expense:
Interest-bearing demand	35	20	5	9
Money Market	713	254	292	167
Savings	5	5	0	0
Time certificates of deposit	(224)	(115)	(124)	15
Short-term borrowings	(25)	262	(29)	(258)
Junior subordinated debt	50	50	0	0

Total interest expense	554	476	144	(67)

Net interest income	$1,093	$(345)	$1,129	$309

     Noninterest Income. The Company’s principal sources of noninterest income include service charges and other income, bank owned life insurance (BOLI); and gain/(loss) on sale of assets. Noninterest income increased $7 thousand, or 1.9%, to $376 thousand for the three months ended March 31, 2005 as compared to $369 thousand for the same period in 2004. The increase was primarily due to a $124 thousand increase in cash surrender value which is partially offset by the decrease in loan brokerage and referral fees.

     Noninterest Expense. Noninterest expense was $3.4 million for the three months ended March 31, 2005 and 2004. The first quarter of 2005 showed an increase in salary and employee benefit expense, which can be attributed to an increase in the areas of lending and operations. The number of Full Time Equivalent employees increased to 111 at March 31, 2005 compared to 104 at March 31, 2004. In addition to general staffing of the various departments, we were successful in recruiting a Chief Credit Officer in January, 2005. Professional fees increased $215 thousand, or 330.8%, to $280 thousand for the three months ended March 31, 2005 as compared to $65 thousand for the same period in 2004. Professional fees related to services rendered by our accountants, legal counsel and consultants have increased in order to ensure compliance with the laws and regulations that we are subject to as a public company. The 2005 increase in salaries and benefits and professional fees was offset by a $328 thousand adjustment to the accrual for stock appreciation rights based on the fair value of the Company’s stock as of March 31, 2005, and a gain on the sale of three foreclosed properties totaling $214 thousand.

     Income Tax Expense. The Company’s effective federal income tax rate was 32% and 33% for the three months ended March 31, 2005 and 2004, respectively.

  FINANCIAL CONDITION

          Loans. Total loans increased $6.6 million, or 1.6%, to $409.8 million as of March 31, 2005 from $403.3 million as of December 31, 2004. With a significant number of loan closings taking place late in December 2004, the first quarter of 2005 reflected reasonably flat loan growth while pipelines were again in a generation stage. The second quarter should see outstanding loan balances more consistent with historical growth as new loans are funded and construction loans begin to advance into a high percentage of completion. Since December 31, 2004, construction loans experienced the highest growth within our portfolio, growing from $167 million to $174 million, followed by commercial real estate loans which grew from $148 million to $152 million. While we continue to focus on our strong real estate lending portfolio, we expect to diversify the portfolio in future periods. One step toward that diversification was the opening of a new loan production office in the high growth market of San Diego, California during April of 2005.

          Investment Securities. The carrying value of our investment securities at March 31, 2005 totaled $92 million, compared to $84 million at December 31, 2004. The increases experienced are a result of growth in deposits. Our portfolio consists primarily of U.S. Government agencies, agency mortgage-backed securities and obligations of states and political subdivisions.

          Deferred Tax Asset. Deferred tax asset of $2.5 million as of March 31, 2005 increased $356 thousand from $2.1 million as of December 31, 2004 primarily due to fluctuations in net unrealized gains and losses on available-for-sale investment securities.

          Deposits. Total deposits increased $58.9 million, or 12.4%, to $535.1 million as of March 31, 2005 from $476.3 million as of December 31, 2004 with interest bearing demand showing the largest increase, growing from $222 million to $278 million followed by an increase in non-interest bearing demand which grew from $122 million to $132 million. The increase in interest bearing demand is partially attributed to a new short term deposit of $26 million from one customer, which has been reduced to approximately $10 million as of April 4, 2005. In an ongoing effort to improve earnings, the Company continues to focus its attention on attracting lower cost core deposits and reducing the reliance on more expensive time deposits.

          Fed Funds Sold. Fed Funds Sold increased to $97.7 million as of March 31, 2005 from $61.9 million as of December 31, 2004 due to anticipated short term funding requirements.

ASSET QUALITY

          Non-performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (“OREO”).

The following table sets forth information regarding non-performing assets as of the dates indicated:

	March 31, 2005	December 31, 2004
Non-accrual loans, not restructured	914	966
Accruing loans past due 90 days or more	0	2
Restructured loans	0	0

Total non-performing loans (NPLs)	914	968
OREO	—	2,191

Total non-performing assets (NPAs)	914	3,159

Selected ratio’s
NPLs to total loans	0.22%	0.24%
NPAs to total loans and OREO	0.22%	0.78%
NPAs to total assets	0.14%	0.55%

     Non-performing assets decreased $2.2 million, or 71.1%, to $914 thousand as of March 31, 2005 as compared to $3.2 million as of December 31, 2004 primarily due to the sale of three OREO properties during the 1st quarter.

          Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on the most recent analysis of the allowance for loan losses and a thorough review by Segmentation, Risk Grading, Peer Group, and Economic Conditions, and considering the mitigating factors of each method it is believed that the Segmentation Methodology more accurately reflects embedded risks inherent in the loan portfolio for the most recent quarter end. In light of this evaluation no provision was taken during the first quarter 2005. The provision for loan losses was $222 thousand for the three months ended March 31, 2004. The allowance for loan losses was $6.2 million, or 1.50% of total loans, as of March 31, 2005 as compared to $5.6 million, or 1.60% of total loans, at March 31, 2004.

The following table sets forth information regarding the Company’s allowance for loan losses as of and for the periods indicated.

	At or for the three months
	ended March 31,
	2005	2004
Allowance for loan losses:
Beginning balance	$6,133	$5,409
Loans charged off during period:
Commercial	0	0
Construction	0	0
Commercial real estate	0	0
Residential real estate	0	0
Consumer and other	16	12

Total	16	12

Recoveries:
Commercial	39	1
Construction	0	1
Commercial real estate	0	0
Residential real estate	0	3
Consumer and other	0	0

Total	39	5
Net loans and leases charged off	(23)	7
Provision for loan losses	0	222

Ending balance	$6,156	$5,624

Gross loans	$409,832	$351,273
Average loans	405,272	353,012
Non-performing loans	914	3,882
Selected ratios:
Net charge-offs to average loans	-0.01%	0.00%
Provision for loan losses to average loans	0.00%	0.06%
Allowance for loan losses to loans outstanding at end of period	1.50%	1.60%
Allowance for loan losses to non- performing loans	673.5%	144.9%

CAPITAL RESOURCES

     The Company’s total stockholders equity at March 31, 2005 was $79.3 million, an increase of $1.8 million from December 31, 2004. The increase resulted from earnings retention partially offset by unrealized holding losses on available-for-sale investment securities. At March 31, 2005, the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

LIQUIDITY MANAGEMENT

     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $19.0 million. In addition, loans and securities are pledged to the FHLB totaling $20.0 million as of March 31, 2005 and $7.5 million securities pledged to the FRB Discount window. As of March 31, 2005 we had $70.0 million in securities available to be sold or pledged to the FHLB and/or FRB Discount Window.

     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At March 31, 2005, we had $205 million in liquid assets comprised of $114 million in cash and cash equivalents (including fed funds sold of $98 million) and $91 million in available-for-sale securities.

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

     Our liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. At March 31, 2005 net cash provided by operating activities was $2.5 million, compared to net cash provided by operating activities of $2.3 million for the same period of 2004.

     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan activity. Net increases in loans for the periods ended March 31, 2005 and 2004, were $6 million and $1 million, respectively.

     Net cash used in all investing activities for the periods ended March 31, 2005 and 2004 was $14 million and $7 million, respectively. At March 31, 2005 we had outstanding loan commitments of $146 million and outstanding letters of credit of $2 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

     Net cash provided by financing activities for the periods ended March 31, 2005 and 2004 was $59 million and $15 million, respectively. These amounts consisted mainly of a net increase in deposits for each respective period. The increase for the first quarter of 2005 was partially due to one large short term deposit of $26 million, which was reduced to $10 million in April of 2005.

Item 3.

Quantitative and Qualitative Disclosures
About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company’s financial condition and results of operations.

     There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item. 4

Controls and Procedures

     As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ending March 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

     In designing and evaluating disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable or required.

Item 5. Other Information

     Not applicable or required.

Item 6. Exhibits

(a)	Exhibits

31.1 Section 13a-14(a) Certification

31.2 Section 13a-14(a) Certification

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer and Chief Financial Officer (attached as an exhibit and incorporated herein by reference).

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp
(Registrant)

Date : May 12, 2005	/s/ Edward M. Jamison

Edward M. Jamison
President and Chief Executive Officer

Date : May 12, 2005	/s/ Cathy Robinson

Cathy Robinson
Executive Vice President, Chief Financial Officer