Form 10-Q
period 2005-06-30
Community Bancorp
filed 2005-08-15
CIK 1304366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                      .

Commission File No. 000 – 51044

COMMUNITY BANCORP

(Name of issuer in its charter)

Nevada	33-0668846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 S. 4th Street, Suite 215, Las Vegas, NV	89101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 878-0700

(Former Address)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether or not the Company is an accelerated filer as defined in Exchange Rule Act 12b-2. Yes ☐ No ☒

Number of shares of common stock outstanding as of July 31, 2005: 6,754,847

COMMUNITY BANCORP

Quarterly Report on Form 10-Q

Community Bancorp and Subsidiary

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004 (Unaudited)

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Assets
Cash and due from banks	$16,142	$5,328
Federal funds sold	58,970	61,926

Cash and cash equivalents	75,112	67,254
Securities available for sale	83,447	82,083
Securities held to maturity (fair market value approximates $1,671 and $2,041)	1,613	1,958
Investment in Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Pacific Coast Bankers Bank (PCBB) stock	2,896	2,219
Loans, net of allowance for loan losses of $6,068 and $6,133	462,461	395,011
Premises and equipment, net	9,825	8,243
Other real estate owned	—	2,191
Accrued interest receivable	2,279	2,003
Deferred tax assets, net	2,557	2,112
Bank owned life insurance	9,444	9,194
Other assets	1,497	1,693

Total assets	$651,131	$573,961

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$129,231	$122,148
Interest bearing:
Demand	241,762	221,542
Savings	5,032	5,829
Time, $100,000 or more	58,053	60,822
Other time	69,984	65,911

Total deposits	504,062	476,252

Short term borrowings	45,000	350
Accrued stock appreciation rights	2,763	2,414
Accrued interest payable and other liabilities	2,206	1,928
Junior subordinated debt	15,464	15,464

	65,433	20,156

Commitments and Contingencies (Note 5)

Stockholders’ equity
Common stock, par value: $0.001; shares authorized: 10,000,000
shares issued: 2005: 6,789,222; 2004: 6,782,048	7	7
Additional paid-in capital	51,295	51,245
Retained earnings	31,100	26,698
Accumulated other comprehensive income (loss)	(302)	174

	82,100	78,124
Less cost of treasury stock, 34,375 shares	(285)	(285)
Less notes receivable arising from the exercise of common stock options	(179)	(286)

Total stockholders’ equity	81,636	77,553

Total liabilities and stockholders’ equity	$651,131	$573,961

See Notes to Unaudited Consolidated Financial Statements.

Community Bancorp and Subsidiary

Consolidated Statements of Income and Comprehensive Income

For the three months and six months ended June 30, 2005 and 2004 (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$8,369	$6,426	$15,724	$12,823
Securities:
Taxable	646	389	1,243	760
Non-taxable	208	221	420	441
Federal funds sold	410	203	943	261
Dividends	43	16	52	29

Total interest and dividend income	9,676	7,255	18,382	14,314

Interest expense on:
Deposits	2,051	1,554	3,993	2,967
Short term borrowings	4	13	9	43
Junior subordinated debt	251	177	480	356

	2,306	1,744	4,482	3,366

Net interest income	7,370	5,511	13,900	10,948
Provision for loan losses	91	—	91	222

Net interest income after provision for loan losses	7,279	5,511	13,809	10,726

Other income:
Service charges and other income	272	252	514	518
Loan brokerage and referral fees	17	78	17	172
Income from bank owned life insurance	126	—	250	—
Net gain on sales of loans	4	18	14	27
Net gain on sales of securities	—	2	—	2

	419	350	795	719

Other expenses:
Salaries, wages and employee benefits	2,574	2,165	5,062	4,270
Stock appreciation rights	677	65	349	130
Occupancy, equipment & depreciation	367	373	727	727
Data processing	164	137	315	269
Advertising and public relations	187	133	263	214
Professional fees	198	59	478	124
Telephone and postage	54	50	104	106
Stationery and supplies	84	60	157	119
Insurance	68	56	127	108
Loan related	44	67	76	105
Director fees	34	31	123	105
Foreclosed assets, net	6	(18)	(187)	97
Software maintenance	21	28	46	55
Other	163	223	424	422

	4,641	3,429	8,064	6,851

Income before income taxes	3,057	2,432	6,540	4,594
Income tax expense	1,037	808	2,138	1,521

Net income	$2,020	$1,624	$4,402	$3,073

Other comprehensive income:
Unrealized gain (loss) on securities available for sale	274	(1,431)	(476)	(1,004)

Comprehensive income	$2,294	$193	$3,926	$2,069

Earnings per share:
Basic	$0.30	$0.35	$0.65	$0.66
Diluted	$0.29	$0.34	$0.64	$0.64
Dividends per share	$—	$0.06	$—	$0.06

See Notes to Unaudited Consolidated Financial Statements.

Community Bancorp and Subsidiary

Consolidated Statements of Cash Flows

For the six months ended June 30, 2005 and 2004 (Unaudited)

	2005	2004
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$4,402	$3,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	344	358
(Gain) on sale of foreclosed assets	(214)	(14)
(Gain) on sale of securities available for sale	—	(2)
(Income) from bank owned life insurance	(250)	—
Realized (gain) on sales of loans	(14)	(27)
Proceeds from sales of loans held for sale	206	439
Originations of loans held for sale	(192)	(412)
Deferred taxes	(200)	—
Provision for loan losses	91	222
Provision for foreclosed assets	—	110
Net (accretion) amortization of investment premium and discount	315	(37)
(Increase) decrease in accrued interest receivable	(276)	100
Decrease in other assets	196	102
Increase (decrease) in accrued interest payable and other liabilities	627	(341)

Net cash provided by operating activities	5,035	3,571

Cash Flows from Investing Activities:
Proceeds from maturities of and principal paydowns on securities held to maturity	345	106
Purchase of securities available for sale	(12,428)	(15,957)
Proceeds from maturities of and principal paydowns on securities available for sale	10,028	12,296
Investment in FHLB, FRB and PCBB stock	(677)	(948)
Purchase of premises and equipment	(1,926)	(239)
Proceeds from sale of foreclosed assets	2,405	445
Net (increase) decrease in loans	(67,541)	12,057

Net cash provided by (used in) investing activities	(69,794)	7,760

Cash Flows from Financing Activities:
Cash dividends paid for fractional shares	—	(4)
Net increase (decrease) in short term borrowings	44,650	(10,000)
Net increase in deposits	27,810	122,246
Proceeds from exercise of common stock options	157	28

Net cash provided by financing activities	72,617	112,270

Increase in cash and cash equivalents	7,858	123,601
Cash and cash equivalents, beginning of period	67,254	36,005

Cash and cash equivalents, end of period	$75,112	$159,606

See Notes to Unaudited Consolidated Financial Statements.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business

Community Bancorp (the Company) is a holding company whose subsidiary, Community Bank of Nevada, is a Nevada state chartered bank that provides a full range of commercial and consumer bank products through six branches located in the Las Vegas metropolitan area. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practice.

A summary of the significant accounting policies used by Community Bancorp and its subsidiary are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Community Bancorp and its wholly owned subsidiary, Community Bank of Nevada (the Bank), collectively referred to herein as the Company. Significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2005 and 2004 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes in the capital structure of the Company during the six months ended June 30, 2005.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the June 30, 2004 consolidated income statement were reclassified to conform to the 2005 presentation, with no effect on previously reported net income or stockholders’ equity.

Employee Stock Plans

On May 19, 2005, the stockholders approved the 2005 Equity Based Compensation Plan (the 2005 Plan). The 2005 Plan authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and performance share cash only awards. The 2005 Plan provides for a maximum of fifteen percent of the Company’s outstanding shares as of March 24, 2005, and adjusts on each anniversary thereafter to be 15% of the then outstanding number of shares that may be delivered for awards.

At June 30, 2005, the Company also has a stock-based compensation plan, which is described more fully in Note 9 of the Annual Report. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the minimum value approach:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net income:
As reported	$2,020	$1,624	$4,402	$3,073
Deduct total stock-based employee compensation expense determined under minimum value method for all awards, net of related tax effects	(21)	(16)	(42)	(24)

Pro forma	$1,999	$1,608	$4,360	$3,049

Earnings per share:
As reported
Basic	$0.30	$0.35	$0.65	$0.66
Diluted	$0.29	$0.34	$0.64	$0.64
Pro forma:
Basic	$0.30	$0.34	$0.65	$0.65
Diluted	$0.29	$0.34	$0.63	$0.64

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 2.	Earnings Per Share

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

Earnings per common share have been computed based on the following:

	For the three months ended June 30,
	2005	2004
	(dollars in thousands, except share data)
Net income	$2,020	$1,624

Average number of common shares outstanding	6,752,678	4,661,650
Effect of dilutive options	117,007	133,071

Average number of common shares outstanding used to calculate diluted earnings per common share	6,869,685	4,794,721

Basic EPS	$0.30	$0.35
Diluted EPS	$0.29	$0.34

	For the six months ended June 30,
	2005	2004
	(dollars in thousands, except share data)
Net income	$4,402	$3,073

Average number of common shares outstanding	6,750,973	4,658,699
Effect of dilutive options	119,509	124,471

Average number of common shares outstanding used to calculate diluted earnings per common share	6,870,482	4,783,170

Basic EPS	$0.65	$0.66
Diluted EPS	$0.64	$0.64

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 3.	Current Accounting Developments

In December 2004, the Financial Accounting Standards Board (FASB) published FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R) or the Statement). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective at the beginning of the first quarter of 2006 for the Company. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost will be recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of awards granted subsequent to the completion of the Company’s initial public offering (IPO) and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under FAS 123(R).

The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented in these and prior financial statements of the Company have been calculated using a minimum value method and may not be indicative of amounts which should be expected in future periods.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 4.	Loans

The composition of the Company’s loan portfolio as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Commercial and industrial	$80,282	$59,820
Real estate:
Commercial	162,504	148,411
Residential	19,343	24,097
Construction and land development, including raw land of approximately $72,612 for 2005 and $50,157 for 2004	205,868	167,154
Consumer and other	3,110	3,788

	471,107	403,270
Less:
Allowance for loan losses	6,068	6,133
Net unearned loan fees and discounts	2,578	2,126

	$462,461	$395,011

Impaired and nonaccrual loans were $938,000 and $626,000 as of June 30, 2005, and $916,000 and $966,000 as of December 31, 2004, respectively. Net charge-offs (recoveries) were $156,000 and ($52,000) for the six months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, net charge-offs (recoveries) were $179,000 and ($60,000), respectively.

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

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Commitments to extend credit, including unsecured commitments of $18,261 for 2005 and $17,136 for 2004	$164,404	$126,550
Credit card commitments, including unsecured amounts of $1,428 for 2005 and $1,441 for 2004	1,444	1,471
Standby letters of credit, including unsecured commitments of $530 for 2005 and $1,122 for 2004	3,386	1,583

	$169,234	$129,604

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. As of June 30, 2005 the Company has approximately $419,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation 45 (FIN 45). Thereafter,

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

the liability is evaluated pursuant to FASB Statement No. 5 Accounting for Contingencies. As of June 30, 2005 the amount of the liability related to guarantees was approximately $12,000.

Note 5.	Commitments and Contingencies (continued)

In connection with standby letters of credit, the Company recognizes the related commitment fee received from the third party as a liability at the inception of the guarantee arrangement pursuant to FIN 45. Commitment fees where the likelihood of exercise of the commitment is remote, are generally recognized as service fee income on a straight line basis over the commitment period. All other commitment fees are deferred over the entire commitment period and are not recognized as service fee income until the expiration of the commitment period.

Financial instruments with concentrations of credit risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At June 30, 2005, real estate loans accounted for approximately 82% of total loans. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk that the Company is willing to take. In addition, approximately 4% of total loans are unsecured. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area. The Company’s goal is to continue to maintain a diversified loan portfolio that requires the loans to be well collateralized and supported by cash flows.

Lease Commitments

During March of 2005, the Company entered into a month to month sublease agreement for its San Diego loan production office. This is an operating lease with an unrelated third party with an initial base rent of $1,400 per month. The lease may be terminated by either party on not less than thirty days prior written notice.

In June of 2005, the Company entered into a lease agreement for its Phoenix loan production office. This is an operating lease with an unrelated third party with an initial base rent of approximately $1,200 per month. The lease agreement ends on December 31, 2005.

Also in June of 2005, a sixth office was opened at the intersection of Russell Road and Interstate 215 in southwest Las Vegas. The office is leased space for an additional branch, human resources, operation support, internal audit and the real estate lending department. This is an operating lease with an unrelated third party with an initial base rent of approximately $38,000 per month beginning in October 2005. For each year following, the rent will be increased by approximately 2%. The lease expires on October 31, 2015.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 6.	Stock Options and Stock Appreciation Rights

Stock options

There were no stock options granted or other material activity relating to stock options during the six months ended June 30, 2005. However, in July 2005, the Company granted 55,000 nonqualified stock options and 140,000 incentive stock options with an exercise price equal to the market value of the underlying stock on the grant date of $31.55. The nonqualified stock options vest immediately, and the incentive stock options vest 20% each year over five years. All options expire ten years from the grant date.

Stock appreciation rights

The Company accounts for stock appreciation rights (SAR) pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The expense related to the Company’s SAR plan was approximately $349,000 and $130,000 for the six months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, the expense related to the SAR plan was $677,000 and $65,000, respectively. The total amount in accrued expenses was $2,763,000 at June 30, 2005. Approximately $2,500,000 of this accrual was paid in July 2005.

There were no grants of stock appreciation rights or other activity relating to the SAR plan during the six months ended June 30, 2005.

Note 7.	Borrowed Funds

The Bank has entered into an agreement under which it can obtain short term advances from the Federal Home Loan Bank (FHLB). The interest rate charged on advances is determined by the FHLB at the time of the advances. Advances are collateralized by a blanket lien on all loans secured by real estate and all business loans. The agreement can be terminated by the FHLB at any time. Advances from the FHLB were $45,000,000 and $0 at June 30, 2005 and December 31, 2004, respectively. For advances outstanding as of June 30, 2005, the interest rate is 3.37%, and the maturity date is August 1, 2005.

Note 8.	Acquisition

On May 19, 2005, the Company signed a definitive agreement to purchase all of the common stock and equivalents of Bank of Commerce for approximately $40 million in cash and common stock. The transaction, which is subject to shareholder approval, is expected to close in the third quarter of 2005.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 9.	Quarterly Data (Unaudited)

	2005		2004
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest and dividend income	$9,676	$8,706	$8,171	$7,553	$7,255	$7,059
Interest expense	2,306	2,176	1,815	1,681	1,744	1,622

Net interest income	7,370	6,530	6,356	5,872	5,511	5,437
Provision for loan losses	91	—	340	360	—	222

Net interest income, after provision for loan losses	7,279	6,530	6,016	5,512	5,511	5,215
Noninterest income	419	376	392	378	350	369
Noninterest expenses (1)	4,641	3,423	5,424	3,671	3,429	3,422

Income before income taxes	3,057	3,483	984	2,219	2,432	2,162
Provision for income taxes	1,037	1,101	141	714	808	713

Net income	$2,020	$2,382	$843	$1,505	$1,624	$1,449

Earnings per common share:
Basic	$0.30	$0.35	$0.16	$0.32	$0.35	$0.31

Diluted	$0.29	$0.35	$0.16	$0.31	$0.34	$0.31

(1)	Fourth quarter of 2004 includes approximately $1.9 million of expense relating to stock appreciation rights. See Note 9 of the annual report.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this document, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, “should”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward- looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, and other factors referenced in this Report and other filings with the SEC. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

EXECUTIVE OVERVIEW

The Company reported strong financial results driven by the ongoing economic strength in its market area. Net income for the second quarter of 2005, was up 24.4% to $2.0 million compared to $1.6 million for the comparable quarter last year. Improvement in the Company’s net interest margin, the asset sensitivity of the balance sheet and loan growth of 14.9% period-over-period were all factors contributing to the strong growth in earnings. Our earnings over the past three quarters have been significantly impacted by the expense accrual for Stock Appreciation Rights (SAR) granted in 2000. The financial impact for this quarter was $677 thousand.

Non-interest income for the second quarter of 2005 was up 19.7% to $419 thousand compared to the same quarter of 2004. The increase was primarily due to an increase in the cash surrender value of bank owned life insurance purchased in July 2004 partially offset with a decrease in loan brokerage and referral fees.

Non-interest expense for the second quarter of 2005 increased by 35.4% or $1.2 million to $4.6 million compared to the same quarter in 2004. As noted above the expense increases were primarily attributed to an adjustment to the accrual for SAR based on the fair value of the Company’s stock as of June 30, 2005, an increase in salary and employee benefits and an increase in professional fees.

Loan growth was very strong during the second quarter of 2005, increasing $61.3 million, primarily in construction, commercial and industrial loans. With the hiring of a Chief Credit Officer in January 2005, we have since been able to hire seven highly regarded lending professionals. This team of lenders, with more than 120 years of collective lending experience, has produced a significant amount of lending opportunities for us, as represented by second quarter results.

A decline in deposits of 5.8% during the second quarter of 2005 was anticipated based on the advance knowledge of one customer’s intended withdrawal.

On May 19, 2005, the Company announced the acquisition of Bank of Commerce, a community bank headquartered in Henderson, Nevada. The merger of Bank of Commerce into Community Bank of Nevada will produce an institution with approximately $800 million in assets and nine full service branches. The Company recently received approval of the merger from both the Federal Reserve Bank and the State of Nevada. The transaction, which is subject to shareholder approval, is expected to close in the third quarter.

COMMUNITY BANCORP

Selected Consolidated Financial Highlights (Unaudited)

	(In thousands, except share data and ratios)
	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2005	2004		2005	2004
Balance Sheet Data (at period end)
Investment securities				$85,060	$70,925	19.93%
Loans, gross				471,107	338,201	39.30%
Allowance for loan losses				6,068	5,683	6.77%
Total assets				651,131	577,429	12.76%
Total deposits				504,062	525,959	-4.16%
Non-interest bearing deposits				129,231	146,330	-11.69%
Core Deposits (1)				446,009	473,431	-5.79%
Total shareholders’ equity				81,636	34,294	138.05%
Income Statement Data
Interest and dividend income	$9,676	$7,255	33.37%	$18,382	$14,314	28.42%
Interest expense	2,306	1,744	32.22%	4,482	3,366	33.16%
Net interest income	7,370	5,511	33.73%	13,900	10,948	26.96%
Loan loss provision	91	0		91	222	-59.01%
Net interest income after loan loss provision	7,279	5,511	32.08%	13,809	10,726	28.74%
Noninterest income	419	350	19.71%	795	719	10.57%
Noninterest expense	4,641	3,429	35.35%	8,064	6,851	17.71%
Income before income taxes	3,057	2,432	25.70%	6,540	4,594	42.36%
Provision for income taxes	1,037	808	28.34%	2,138	1,521	40.57%
Net income	$2,020	$1,624	24.38%	$4,402	$3,073	43.25%
Share Data (2)
Basic earnings per common share	$0.30	$0.35	-14.29%	$0.65	$0.66	-1.52%
Diluted earnings per common share	$0.29	$0.34	-14.71%	$0.64	$0.64	0.00%
Book value per common share				$12.08	$7.34	64.58%
Basic average shares outstanding	6,752,678	4,661,650	44.86%	6,750,973	4,658,699	44.91%
Fully Diluted average shares outstanding	6,869,685	4,794,721	43.28%	6,870,482	4,783,170	43.64%
Key Ratios
Return on average total shareholders’ equity	9.99%	19.29%	-48.21%	11.03%	18.78%	-41.27%
Return on average total assets	1.32%	1.22%	8.20%	1.44%	1.23%	17.07%
Net interest spread	4.31%	3.83%	12.53%	4.05%	4.06%	-0.25%
Net interest margin (3)	5.09%	4.32%	17.89%	4.79%	4.57%	4.81%
Total revenue (net int inc + non int inc)	$7,789	$5,861	32.90%	$14,695	$11,667	25.95%
Efficiency ratio (4)	59.58%	58.51%	1.83%	54.88%	58.72%	-6.55%
Asset Quality Ratios
Non-performing loans to total loans (5)				0.13%	0.95%	-86.32%
Allowance for loan losses to total loans				1.29%	1.68%	-23.23%
Non-performing assets (6)				626	3,870	-83.82%
Non-performing assets to total assets				0.10%	0.67%	-85.07%
Net charge off’s to average loans				0.04%	(-0.01%)	-500.00%
Capital Ratios
Average shareholders’ equity to average assets				13.05%	6.55%	99.24%
Leverage ratio				15.88%	8.64%	83.80%
Total risk-based capital ratio				18.70%	13.82%	35.31%

Notes:

(1)	Core deposits include all demand, interest bearing demand, savings plus time deposits of amounts less than $100,000.

(2)	Adjusted to reflect a 5:1 stock split declared in September 2004.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	Efficiency ratio is noninterest expense (excluding loan loss provision) divided by (net interest income + noninterest income).

(5)	Nonperforming loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status and restructured loans.

(6)	Nonperforming assets are defined as loans that are past due 90 days or more, nonaccrual loans and other real estate owned.

Key Factors in Evaluating Financial Condition and Operating Performance

As a community bank holding company, we focus on several key factors including:

Return to Our Shareholders;

Return on Average Assets;

Asset Quality;

Asset Growth; and

Operating Efficiency.

Return to Our Shareholders. Our return to our shareholders is measured in the form of return on average equity, or ROE. Our net income increased 24.4%, to $2.0 million for the quarter ended June 30, 2005 from $1.6 million for the same period in 2004. Improvement in the Company’s net interest margin, the asset sensitivity of the balance sheet and loan growth of 14.9% period-over-period were all factors contributing to the strong growth in earnings. Basic and diluted earnings per share (EPS) for the quarter ended June 30, 2005 was $0.30 and $0.29 respectively, down from $0.35 and $0.34 for the quarter ended June 30, 2004. This decrease in EPS was partially due to an increase in weighted average shares outstanding as a result of our Initial Public Offering (IPO). With the additional capital from the IPO in December of 2004, our ROE for the quarter ended June 30, 2005 decreased to 10.0% compared to 19.3% for the same period in 2004.

Return on Average Assets. Our return on average assets, or ROA, is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the quarter ended June 30, 2005 was 1.32% compared to 1.22% for the same period in 2004.

Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of non-performing loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a company. Non-performing loans totaled $626 thousand as of June 30, 2005 compared to $3.2 million at June 30, 2004. Non-performing loans as a percentage of total loans decreased to .13% as of June 30, 2005 compared to .95% at June 30, 2004. Non-performing assets were $626 thousand as of June 30, 2005 compared to $3.9 million as of June 30, 2004. Non-performing assets as a percent of total assets were .10% as of June 30, 2005 compared to .67% at June 30, 2004. Net charge-offs to average loans was .04% for the six months ended June 30, 2005 and net recoveries to average loans of .01% for the same period in 2004.

Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 12.8% to $651.1 million as of June 30, 2005 from $577.4 million as of June 30, 2004. Total deposits decreased 4.2% to $504.1 million as of June 30, 2005 compared to $526.0 million as of June 30, 2004. Gross loans increased 39.3% to $471.1 million as of June 30, 2005 compared to $338.2 million as of June 30, 2004.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) increased slightly to 59.6% for the second quarter of 2005 compared to 58.5% for the same period in 2004.

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

Although we believe the level of the allowance as of June 30, 2005 was adequate to absorb probable losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

RESULTS OF OPERATIONS

Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest, dividends and fees received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities (spread). The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods.

The following table presents, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earning assets as well as interest expense and rates paid on average interest bearing liabilities.

	For the three months ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield or Cost (7)	Average Balance	Interest	Average Yield or Cost (7)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1) (2) (3)	$430,874	$8,369	7.77%	$354,559	$6,426	7.25%
Investment Securities - Taxable	66,686	646	3.87%	49,878	389	3.12%
Investment Securities - Non-taxable (3)	22,364	208	3.72%	23,401	221	3.78%
Federal funds sold	56,162	410	2.92%	80,082	203	1.01%
Other investments (4)	2,469	43	6.97%	2,186	16	2.93%

Total interest-earning assets	578,555	9,676	6.69%	510,106	7,255	5.69%
Non-earning assets:
Cash and due from banks	15,810			15,305
Unearned loan fees	(2,347)			(1,576)
Allowance for loan losses	(6,010)			(5,662)
Other assets	24,323			15,703

Total assets	$610,331			$533,876

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits
Interest-bearing demand	$21,749	$47	0.86%	$20,716	$14	0.27%
Money Market	225,187	1,214	2.16%	198,371	706	1.42%
Savings	5,737	7	0.49%	6,047	2	0.13%
Time certificates of deposit	119,591	783	2.62%	130,601	832	2.55%

Total interest-bearing deposits	372,264	2,051	2.20%	355,735	1,554	1.75%
Short-term borrowings	495	4	3.23%	4,286	13	1.21%
Junior subordinated debt	15,464	251	6.49%	15,464	177	4.58%

Total interest-bearing liabilities	388,223	2,306	2.38%	375,485	1,744	1.86%
Non-interest-bearing liabilities
Demand deposits	136,585			122,063
Other liabilities	4,640			2,290

Total liabilities	529,448			499,838
Stockholders’ equity	80,883			34,038

Total liabilities and stockholders’ equity	$610,331			$533,876

Net interest income		$7,370			$5,511

Net interest spread (5)			4.31%			3.83%
Net interest margin (6)			5.09%			4.32%

(1)	Includes average non-accrual loans of $626 thousand in 2005 and $3.2 million in 2004.

(2)	Net loan fees of $1.1 million and $847 thousand are included in the yield computations for 2005 and 2004, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

(7)	Annualized.

	For the six months ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield or Cost (7)	Average Balance	Interest	Average Yield or Cost (7)
	(Dollars in thousands)
Assets
Interest - earning assets:
Loans (1) (2) (3)	$418,144	$15,724	7.52%	$354,044	$12,823	7.24%
Investment Securities - Taxable	65,338	1,243	3.80%	47,232	760	3.22%
Investment Securities - Non-taxable (3)	22,429	420	3.75%	23,256	441	3.79%
Federal funds sold	71,598	943	2.63%	51,982	261	1.00%
Other investments (4)	2,359	52	4.41%	2,177	29	2.66%

Total interest-earning assets	579,868	18,382	6.34%	478,691	14,314	5.98%
Non-earning assets:
Cash and due from banks	15,644			14,374
Unearned loan fees	(2,216)			(1,552)
Allowance for loan losses	(6,068)			(5,586)
Other assets	24,305			13,563

Total assets	$611,533			$499,490

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits
Interest-bearing demand	$21,721	$93	0.86%	$17,852	$26	0.29%
Money Market	229,020	2,369	2.07%	169,327	1,148	1.36%
Savings	5,666	14	0.49%	5,791	4	0.14%
Time certificates of deposit	120,531	1,517	2.52%	135,057	1,789	2.65%

Total interest-bearing deposits	376,938	3,993	2.12%	328,027	2,967	1.81%
Short-term borrowings	334	9	5.39%	7,144	43	1.20%
Junior subordinated debt	15,464	480	6.21%	15,464	356	4.60%

Total interest-bearing liabilities	392,736	4,482	2.28%	350,635	3,366	1.92%
Non-interest-bearing liabilities
Demand deposits	134,606			114,826
Other liabilities	4,336			1,303

Total liabilities	531,678			466,764
Stockholders’ equity	79,855			32,726

Total liabilities and stockholders’ equity	$611,533			$499,490

Net interest income		$13,900			$10,948

Net interest spread (5)			4.06%			4.06%
Net interest margin (6)			4.79%			4.57%

(1)	Includes average non-accrual loans of $779 thousand in 2005 and $3.5 million in 2004.

(2)	Net loan fees of $1.9 million and $1.6 million are included in the yield computations for 2005 and 2004, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

(7)	Annualized.

Net Interest Income. Net interest income increased 33.7%, for the quarter ended June 30, 2005 and 27.0% for the six months ended June 30, 2005 as compared to the same periods in 2004, as interest earned on higher loan volumes outweighed the effect of a higher cost of funds. During the second quarter of 2005, the yield on earning assets increased to 6.68% for the current quarter, as compared to 5.99% in the immediately preceding quarter and 5.69% a year ago. The cost of total interest-bearing liabilities increased to 2.38% for the current quarter, as compared to 2.19% in the immediately preceding quarter and 1.86% a year ago. The net interest margin ratio increased to 5.09% for the quarter ended June 30, 2005 as compared to 4.49% in the immediately preceding quarter and 4.32% a year ago. The increase in net interest margin is attributed to loan growth and the Federal Reserve’s recent rise in short-term rates. The Federal Reserve has increased short-term interest rates nine times within the past year.

Primarily as a result of higher loan volume, total interest and dividend income increased $2.4 million (or 33.1%) for the quarter ended June 30, 2005 and $4.0 million (or 28.3%) for the six month period ending June 30, 2005. Average loans as a percentage of interest-earning assets increased to 74.4% from 70.0% in the immediately preceding quarter and 69.5% a year ago. Increased volumes of interest bearing deposits, in conjunction with increased interest rates, total interest expense increased to $1.1 million (or 33.2%) for the six months, and $562 thousand (or 32.2%) for the three months, ending June 30, 2005.

The table below sets forth, for the periods indicated, a summary of the changes in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Three months ended June 30, 2005 compared with 2004
	Net Change	Rate	Volume	Mix
	(dollars in thousands)
Loans	$1,943	$461	$1,383	$99
Investment securities - Taxable	257	95	130	32
Investment securities - Non-taxable	(13)	(5)	(8)	0
Federal funds sold	207	382	(61)	(114)
Other investments	27	22	2	3

Total interest income	2,421	955	1,446	20
Interest expense:
Interest-bearing demand	33	31	1	1
Money market	508	363	96	49
Savings	5	5	0	0
Time certificates of deposit	(49)	24	(70)	(2)
Short-term borrowings	(9)	29	(11)	(27)
Junior subordinated debt	74	74	0	0

Total interest expense	563	526	16	21

Net interest income	$1,858	$429	$1,430	$(1)

	Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
	Net Change	Rate	Volume	Mix
	(dollars in thousands)
Loans	$2,901	$490	$2,322	$89
Investment Securities - Taxable	483	139	291	53
Investment Securities - Non-taxable	(21)	(5)	(16)	0
Federal funds sold	682	424	98	160
Other investments	23	19	2	2

Total interest income	4,068	1,067	2,697	304
Interest expense:
Interest-bearing demand	67	50	6	11
Money Market	1,221	603	405	213
Savings	10	10	0	0
Time certificates of deposit	(272)	(90)	(192)	10
Short-term borrowings	(34)	170	(41)	(163)
Junior subordinated debt	124	124	0	0

Total interest expense	1,116	867	178	71

Net interest income	$2,952	$200	$2,519	$233

Noninterest Income. Non-Interest income increased 19.7% for the three months and 10.6% for the six months ended June 30, 2005 as compared to the same period in 2004. The increase for both periods was primarily due to an increase in cash surrender value of bank owned life insurance purchased in July 2004 partially offset with a decrease in loan brokerage and referral fees.

Noninterest Expense. Non-Interest Expense increased 35.4% for the three months and 17.7% for the six months ended June 30, 2005. Expense increases for both periods were primarily attributed to the adjustment to the accrual for stock appreciation rights based on the fair value of the Company’s stock as of June 30, 2005, an increase in salary and employee benefits and an increase in professional fees. The salary and employee benefits increased with the successful hiring of a Chief Credit Officer in January 2005 followed by seven experienced lenders during the first half of 2005. Professional fees increased in order to ensure compliance with laws and regulations that the Company is now subject to since becoming publicly traded.

Income Tax Expense. The Company’s effective federal income tax rate was 34% and 33% for the three months and six months ended June 30, 2005, respectively.

FINANCIAL CONDITION

Loans. Total loans increased $67.8 million, or 16.8%, to $471.1 million as of June 30, 2005 from $403.3 million as of December 31, 2004.

Loan growth was very strong, increasing 39.3% to $471.1 million from a base of $338.2 million a year ago. Construction loans experienced the highest growth within our portfolio, growing from $122.8 million at June 30, 2004 to $205.9 at June 30, 2005, followed by commercial real estate loans which grew from $121.7 million at June 30, 2004 to $162.5 at June 30, 2005 and commercial loans which grew from $64.3 million at June 30, 2004 to $80.3 million at June 30, 2005.

The Company’s credit quality continued to improve with non-performing loans at just 0.13% of total loans, while net charge-offs for the quarter were $179 thousand. The allowance for loan losses was 1.29% of outstanding loans at quarter end.

Deposits. Total deposits increased $27.8 million, or 5.8%, to $504.1 million as of June 30, 2005 from $476.3 million as of December 31, 2004 with interest bearing demand showing the largest increase, growing from $222 million to $242 million followed by an increase in non-interest bearing demand which grew from $122 million to $129 million.

Short Term Borrowings. Total borrowings of $45 million as of June 30, 2005 consisted of a thirty day FHLB advance made in anticipation of short term funding requirements.

ASSET QUALITY

Non-performing Assets. Non-performing assets include loans past due 90 days or more and that are still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (OREO).

The following table sets forth information regarding non-performing assets as of the dates indicated:

	June 30, 2005	December 31, 2004
Non-accrual loans, not restructured	626	966
Accruing loans past due 90 days or more	—	2
Restructured loans	—	—

Total non-performing loans (NPLs)	626	968
OREO	—	2,191

Total non-performing assets (NPAs)	626	3,159

Selected ratios
NPLs to total loans	0.13%	0.24%
NPAs to total loans and OREO	0.13%	0.78%
NPAs to total assets	0.10%	0.55%

Non-performing assets decreased $2.5 million, or 80.2%, to $626 thousand as of June 30, 2005 as compared to $3.2 million as of December 31, 2004 primarily due to the sale of three OREO properties during the six months ended June 30, 2005.

Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on the most recent analysis of the allowance for loan losses and a thorough review by Segmentation, Risk Grading, Peer Group, and Economic Conditions, and considering the mitigating factors of each method, it is believed that the Segmentation Methodology more accurately reflects embedded risks inherent in the loan portfolio for the most recent quarter end. In light of this evaluation a provision of $91 thousand was taken during the first half of 2005. The allowance for loan losses was $6.1 million, or 1.29% of total loans, as of June 30, 2005 as compared to $5.7 million, or 1.68% of total loans, at June 30, 2004.

The following table sets forth information regarding the Company’s allowance for loan losses as of and for the periods indicated.

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2005	2004	2005	2004
Allowance for loan losses:
Beginning balance	$6,156	$5,623	$6,133	$5,409
Loans charged off during period:
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	1
Residential real estate	—	—	—	—
Consumer and other	182	—	198	11

Total	182	—	198	12
Recoveries:
Commercial	3	—	42	61
Construction	—	—	—	—
Commercial real estate	—	—	—	1
Residential real estate	—	60	—	2
Consumer and other	—	—	—	—

Total	3	60	42	64
Net loans and leases charged off	179	(60)	156	(52)
Provision for loan losses	91	0	91	222

Ending balance	$6,068	$5,683	$6,068	$5,683

Gross loans	$471,107	$338,201	$471,107	$338,201
Average loans	430,873	354,559	418,144	354,044
Non-performing loans	626	3,219	626	3,219
Selected ratios:
Net charge-offs to average loans	0.04%	-0.02%	0.04%	-0.01%
Provision for loan losses to average loans	0.02%	0.00%	0.02%	0.06%
Allowance for loan losses to loans outstanding at end of period	1.29%	1.68%	1.29%	1.68%
Allowance for loan losses to non- performing loans	969.3%	176.6%	969.3%	176.6%

CAPITAL RESOURCES

The Company’s total stockholder’s equity at June 30, 2005 was $81.6 million, an increase of $4.1 million from December 31, 2004. The increase resulted from earnings retention partially offset by unrealized holding losses on available-for-sale investment securities. At June 30, 2005, the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

LIQUIDITY MANAGEMENT

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $19.0 million. In addition, our total borrowing capacity at the FHLB as of June 30, 2005 was $79.6 million which includes $71.2 million under the FHLB Blanket Lien Program and $6.4 million in securities pledged to the FHLB. As of June 30, 2005 we also had $3.6 million securities pledged to the FRB Discount window. As of June 30, 2005 we had $57.3 million in securities available to be sold or pledged to the FHLB and/or FRB Discount Window. Based on our short term funding needs a thirty day FHLB advance was made on June 30, 2005 of $45 million.

We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At June 30, 2005, we had $158.6 million in liquid assets comprised of $75.1 million in cash and cash equivalents (including fed funds sold of $59.0 million) and $83.4 million in available-for-sale securities.

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

Our liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows provided by (or used in) investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. At June 30, 2005 net cash provided by operating activities was $5.0 million, compared to net cash provided by operating activities of $3.6 million for the same period in 2004.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan activity. Net (increase) decrease in loans for the periods ended June 30, 2005 and 2004, were ($67.5) million and $12.1 million, respectively.

Net cash provided by (used in) all investing activities for the periods ended June 30, 2005 and 2004 was ($69.8) million and $7.8 million, respectively. At June 30, 2005 we had outstanding loan commitments of $165.8 million and outstanding letters of credit of $3.4 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the periods ended June 30, 2005 and 2004 was $72.6 million and $112.3 million, respectively. These amounts consisted of a net increase in deposits for each respective period and an increase in short term borrowings of $45 million. The increase in 2005 was partially due to one large short term deposit of $27.1 million, which was reduced to $9.1 million in April 2005. The short term borrowing consisted of a thirty day FHLB advance made based on short term funding needs.

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

Item. 4

Controls and Procedures

As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ending June 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following items were submitted to the security holders for approval at the Annual Meeting held on May 19, 2005:

1.	Election of the following six persons to the Board of Directors of the Company to serve for a one year term and until their successors are elected and qualified:

The results of the vote were as follows:

	For	Withheld
Noall J. Bennett	5,893,053	22,974
Charles R. Norton	5,797,278	118,749
Jacob D. Bingham	5,758,578	157,449
Gary W. Stewart	5,761,578	154,449
Edward M. Jamison	5,893,053	22,974
Russell C. Taylor	5,783,278	132,749

2.	Approval of the Company’s 2005 Equity Based Compensation Plan:

The plan was approved and the results of the vote were as follows:

In favor	3,699,569
Against	499,621
Abstain	11,060
Broker non-votes	1,705,777

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	Section 13a-14(a) Certification

31.2	Section 13a-14(a) Certification

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer and Chief Financial Officer (attached as an exhibit and incorporated herein by reference).

( SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp
(Registrant)

Date : August 12, 2005	/s/ Edward M. Jamison
Edward M. Jamison
President and Chief Executive Officer

Date : August 12, 2005	/s/ Cathy Robinson
Cathy Robinson
Executive Vice President, Chief Financial Officer