Form 10-Q
period 2005-09-30
Community Bancorp
filed 2005-11-14
CIK 1304366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File No. 000 – 51044

COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

Nevada	33-0668846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 S. 4th Street, Suite 215, Las Vegas, NV	89101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (702) 878-0700

(Former Address)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2005, 7,363,362

COMMUNITY BANCORP

Quarterly Report on Form 10-Q

Community Bancorp and Subsidiary

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004 (Unaudited)

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Assets
Cash and due from banks	$27,370	$5,328
Federal funds sold	29,236	61,926

Cash and cash equivalents	56,606	67,254
Securities available for sale	96,517	82,083
Securities held to maturity (fair market value approximates $1,654 and $2,041)	1,606	1,958
Investment in Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Pacific Coast Bankers Bank (PCBB) stock	3,744	2,219
Loans, net of allowance for loan losses of $7,774 and $6,133	627,574	395,011
Premises and equipment, net	15,090	8,243
Other real estate owned	—	2,191
Accrued interest receivable	3,041	2,003
Deferred tax assets, net	1,926	2,112
Bank owned life insurance	9,571	9,194
Goodwill	18,003	—
Core deposit intangible, net of amortization of $63 and $0	5,268	—
Other assets	3,633	1,693

Total assets	$842,579	$573,961

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$176,638	$122,148
Interest bearing:
Demand	323,701	221,542
Savings	7,794	5,829
Time, $100,000 or more	76,575	60,822
Other time	94,416	65,911

Total deposits	679,124	476,252

Short term borrowings	16,000	350
Long term debt	3,500	—
Accrued stock appreciation rights	350	2,414
Accrued interest payable and other liabilities	3,377	1,928
Junior subordinated debt	36,083	15,464

	59,310	20,156

Commitments and Contingencies (Note 7)

Stockholders’ equity
Common stock, par value: $0.001; shares authorized: 10,000,000 shares issued: 2005: 7,397,737; 2004: 6,782,048	7	7
Additional paid-in capital	71,141	51,245
Retained earnings	33,786	26,698
Accumulated other comprehensive income (loss)	(504)	174

	104,430	78,124
Less cost of treasury stock, 34,375 shares	(285)	(285)
Less notes receivable arising from the exercise of common stock options	—	(286)

Total stockholders’ equity	104,145	77,553

Total liabilities and stockholders’ equity	$842,579	$573,961

See Notes to Unaudited Consolidated Financial Statements.

Community Bancorp and Subsidiary

Consolidated Statements of Income and Comprehensive Income

For the three months and nine months ended September 30, 2005 and 2004 (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$11,343	$6,447	$27,067	$19,270
Securities:
Taxable	646	628	1,889	1,388
Non-taxable	207	221	627	662
Federal funds sold	330	232	1,273	493
Dividends	35	25	87	54

Total interest and dividend income	12,561	7,553	30,943	21,867

Interest expense on:
Deposits	2,858	1,483	6,851	4,450
Short term borrowings	176	1	185	44
Long term debt	12	—	12	—
Junior subordinated debt	280	197	760	553

	3,326	1,681	7,808	5,047

Net interest income	9,235	5,872	23,135	16,820
Provision for loan losses	725	360	816	582

Net interest income after provision for loan losses	8,510	5,512	22,319	16,238

Other income:
Service charges and other income	410	234	924	752
Loan brokerage and referral fees	68	12	85	184
Income from bank owned life insurance	128	97	378	97
Net gain on sales of loans	71	25	85	52
Net gain on sales of securities	—	10	—	12

	677	378	1,472	1,097

Other expenses:
Salaries, wages and employee benefits	3,253	2,167	8,315	6,437
Occupancy, equipment & depreciation	650	387	1,377	1,114
Advertising and public relations	385	259	648	473
Professional fees	169	103	647	227
Data processing	183	137	498	406
Stock appreciation rights	90	44	439	174
Stationery and supplies	119	61	276	180
Insurance	77	71	204	179
Director fees	38	31	161	136
Telephone and postage	45	46	149	152
Loan related	41	92	117	197
Software maintenance	19	26	65	81
Core deposit intangible amortization	63	—	63	—
Foreclosed assets, net	(47)	12	(234)	109
Other	336	235	760	657

	5,421	3,671	13,485	10,522

Income before income taxes	3,766	2,219	10,306	6,813
Income tax expense	1,080	714	3,218	2,235

Net income	$2,686	$1,505	$7,088	$4,578

Other comprehensive income:
Unrealized gain (loss) on securities available for sale	(202)	1,053	(678)	49

Comprehensive income	$2,484	$2,558	$6,410	$4,627

Earnings per share:
Basic	$0.38	$0.32	$1.04	$0.98
Diluted	$0.38	$0.31	$1.02	$0.95
Dividends per share (paid in the form of stock)	$—	$—	$—	$0.06

See Notes to Unaudited Consolidated Financial Statements.

Community Bancorp and Subsidiary

Consolidated Statement of Stockholders’ Equity

For the nine months ended September 30, 2005 (Unaudited)

(dollars in thousands, except share data)

Description	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Notes Receivable	Total
	Outstanding Shares	Amount
Balance, December 31, 2004	6,747,673	$7	$51,245	$26,698	$174	$(285)	$(286)	$77,553

Net income	—	—	—	7,088	—	—	—	7,088
Unrealized holding losses on securities available for sale arising during the period, net of taxes of ($349)	—	—	—	—	(678)	—	—	(678)
Stock options exercised	7,174	—	51	—	—	—	—	51
Stock issuance for Bank of Commerce acquisition, net of registration costs of approximately ($160)	608,515	—	19,845	—	—	—	—	19,845
Repayment of loans secured by stock	—	—	—	—	—	—	286	286

Balance, September 30, 2005	7,363,362	$7	$71,141	$33,786	$(504)	$(285)	$—	$104,145

See Notes to Unaudited Consolidated Financial Statements.

Community Bancorp and Subsidiary

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004 (Unaudited)

	2005	2004
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$7,088	$4,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	608	540
Amortization of core deposit intangible	63	—
(Gain) loss on sale of foreclosed assets	(262)	96
Gain on sale of securities available for sale	—	(12)
Income from bank owned life insurance	(378)	(97)
Realized gain on sales of loans	(85)	(52)
Proceeds from sales of loans held for sale	1,466	—
Originations of loans held for sale	(1,381)	—
Deferred taxes	535	—
Provision for loan losses	816	582
Tax benefit related to exercise of stock options	—	95
Net amortization of investment premium and discount	413	527
Increase in accrued interest receivable	(445)	(270)
Increase in other assets	(1,223)	(88)
Increase in accrued interest payable and other liabilities	(828)	(461)

Net cash provided by operating activities	6,387	5,438

Cash Flows from Investing Activities:
Proceeds from maturities of and principal paydowns on securities held to maturity	352	111
Purchase of securities available for sale	(12,481)	(46,574)
Proceeds from maturities of and principal paydowns on securities available for sale	18,176	16,007
Proceeds from sales of securities available for sale	—	11,376
Investment in FHLB, FRB and PCBB stock	(703)	(965)
Purchase of premises and equipment	(2,839)	(312)
Proceeds from sale of foreclosed assets	2,453	445
Investment in bank owned life insurance	—	(9,000)
Net (increase) in loans	(130,254)	(39,048)
Cash paid for Bank of Commerce acquisition, net	(6,357)	—

Net cash used in investing activities	(131,653)	(67,960)

Cash Flows from Financing Activities:
Cash dividends paid for fractional shares	—	(9)
Net increase (decrease) in short term borrowings	6,150	(10,000)
Net increase in long term borrowings	3,500	—
Net increase in deposits	84,631	77,766
Proceeds from issuance of junior subordinated debt	20,000	—
Proceeds from repayment of loans secured by stock	286	—
Proceeds from exercise of common stock options	51	84

Net cash provided by financing activities	114,618	67,841

Increase (decrease) in cash and cash equivalents	(10,648)	5,319

Cash and cash equivalents, beginning of period	67,254	36,005

Cash and cash equivalents, end of period	$56,606	$41,324

See Notes to Unaudited Consolidated Financial Statements.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business

Community Bancorp (the Company) is a holding company whose subsidiary, Community Bank of Nevada, is a Nevada state chartered bank that provides a full range of commercial and consumer bank products through nine branches located in the Las Vegas metropolitan area. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practice.

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2005 and 2004 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Reclassifications

Certain amounts in the September 30, 2004 consolidated income statement were reclassified to conform to the 2005 presentation, with no effect on previously reported net income or stockholders’ equity.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 2. Merger-related Activity

On May 19, 2005, the Company entered into an Agreement to Merge and Plan of Reorganization (the Agreement) with Bank of Commerce (Commerce), pursuant to which, among other things, (i) Commerce would merge with the Bank, and (ii) the Bank would continue as the wholly-owned subsidiary of the Company. The Company acquired 100% of the stock of Commerce. Subsequent to the merger, the net assets of Commerce were distributed to the Company and the Commerce entity was dissolved.

In accordance with the Agreement, the merger was completed as of the close of business on August 26, 2005. The shareholders of Commerce who elected cash received cash for their shares based on a value of $33.00 per share; those who elected to receive stock in the Company received 1.0039 shares of the Company’s common stock for each share of Commerce common stock; and those who elected to receive a combination of the two received the appropriate allocations of the elections made. The amount of cash paid and the Company’s common stock issued in the merger were subject to certain allocation procedures designed to ensure that a maximum of 50% of the total consideration paid to holders of Commerce common stock was paid in cash and 50% in the Company’s stock.

The transaction was valued at approximately $40,008,000, or $33.00 per share of Commerce common stock, including the fair value of options outstanding (the exchange ratio for stock consideration is 1.0039 shares of the Company’s common stock for each Commerce share). The total consideration was paid in 608,515 shares of the Company’s stock and approximately $20 million in cash, in accordance with the provisions of the Agreement. There were no material relationships between Commerce, its officers, shareholders or employees and the Company and subsidiaries, its officers, shareholders or employees, other than in respect to the transaction. Funds utilized in the transaction were solely from cash held by the Company. The purpose of the merger is to maximize shareholder value consistent with its fiduciary duties, while at the same time continuing to build a successful and profitable banking franchise.

The merger was accounted for under the purchase method of accounting. Accordingly, the results of operation of Commerce since the date of acquisition are included in the consolidated financial statements. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date as summarized below (dollars in thousands).

Estimated fair value of approximately 608,515 shares of the Company’s common stock issued:	$20,004	50.0%
Cash	20,004	50.0%

Total merger consideration	40,008
Estimated acquisition costs
Merger-related compensation and severance	99
Professional services	363

Total acquisition costs	462

Estimated total purchase price	40,470
Less fair value of Bank of Commerce net assets acquired	17,136

Less estimated fair value of Core Deposit Intangible	5,331

Estimated goodwill resulting from the Merger	$18,003

The allocation of the purchase price may be modified as a result of the following items:

•	the actual acquisition costs incurred by the Company, and

•	final appraisals, evaluations and estimates of fair value.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 2. Merger-related Activity (continued)

The purchase price allocation is expected to be finalized within one year after completion of the merger.

Approximately $462,000 in costs were incurred in connection with the merger and are included as part of the purchase price of the merger, as set forth above.

In addition to the above transaction costs, the Company expects to incur integration costs of approximately $425,000 before taxes (approximately $280,000 after taxes). These estimated costs are primarily comprised of information technology conversion costs and upgrades and branch improvements. As of September 30, 2005, total integration costs incurred were approximately $38,000 (net of taxes).

As a result of the merger, the Company recorded $5.3 million of core deposit intangibles. As of September 30, 2005, the amortization period for the core deposit intangibles is 7 years. Amortization expense on core deposit intangibles was approximately $63,000 for the three months and nine months ended September 30, 2005. The Company estimates that the amortization expense will be approximately $254,000 for 2005 and $762,000 for years 2006 through 2009. The net book value of the core deposit intangible was $5,268,000 at September 30, 2005.

The cash received from the Bank of Commerce acquisition was $13.6 million.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 2. Merger-related Activity (continued)

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger taken place at January 1, 2005 and January 1, 2004.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(dollars in thousands, except share data)
Net interest income	10,497	28,197
Other operating income	771	1,871
Provision for loan losses	1,045	1,507
Other operating expense	6,676	17,490

Income before income tax provision	3,547	11,071
Income tax provision	1,007	3,479

Net income	2,540	7,592

Earnings per share:
Basic	0.34	1.03
Diluted	0.34	1.01

Average shares outstanding for basic earnings per share	7,363,362	7,358,565
Average shares outstanding for diluted earnings per share	7,497,773	7,483,041

	Three months ended September 30, 2004	Nine months ended September 30, 2004
	(dollars in thousands, except share data)
Net interest income	7,435	21,292
Other operating income	513	1,576
Provision for loan losses	526	1,043
Other operating expense	4,958	14,321

Income before income tax provision	2,464	7,504
Income tax provision	797	2,469

Net income	1,667	5,035

Earnings per share:
Basic	0.31	0.95
Diluted	0.30	0.93

Average shares outstanding for basic earnings per share	5,304,838	5,279,847
Average shares outstanding for diluted earnings per share	5,479,862	5,421,169

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 3. Employee Stock Plans

On May 19, 2005, the stockholders of the Company approved the 2005 Equity Based Compensation Plan (the 2005 Plan). The 2005 Plan authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance share cash only awards. The 2005 Plan provides for a maximum of fifteen percent (15%) of the Company’s outstanding shares as of March 24, 2005, or 1,012,539, and adjusts on each anniversary thereafter to be 15% of the then outstanding number of shares that may be delivered for awards. The maximum number of shares that may be granted as incentive stock options is 800,000.

At September 30, 2005, the Company also has a stock-based compensation plan, which is described more fully in Note 9 of the Annual Report. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the minimum value approach:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)

Net income:
As reported	$2,686	$1,505	$7,088	$4,578
Deduct total stock-based employee compensation expense determined under minimum value method for all awards, net of related tax effects	(460)	(23)	(502)	(47)

Pro forma	$2,226	$1,482	$6,586	$4,531

Earnings per share:
As reported
Basic	$0.38	$0.32	$1.04	$0.98
Diluted	$0.38	$0.31	$1.02	$0.95
Pro forma:
Basic	$0.32	$0.32	$0.96	$0.97
Diluted	$0.31	$0.30	$0.95	$0.94

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the minimum value method. The assumptions used in determining the fair value per optional share of $10.44 for stock options granted in the nine months ended September 30, 2005, were as follows: expected life of seven years, volatility of 20% and risk free interest rate of 3.875%.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 4. Earnings Per Share

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

Earnings per common share have been computed based on the following:

	For the three months ended September 30,
	2005	2004
	(dollars in thousands, except share data)
Net income	$2,686	$1,505

Average number of common shares outstanding	6,986,350	4,696,323
Effect of dilutive options	134,411	175,024

Average number of common shares outstanding used to calculate diluted earnings per common share	7,120,761	4,871,347

Basic EPS	$0.38	$0.32
Diluted EPS	$0.38	$0.31

	For the nine months ended September 30,
	2005	2004
	(dollars in thousands, except share data)
Net income	$7,088	$4,578

Average number of common shares outstanding	6,830,294	4,671,332
Effect of dilutive options	124,476	141,322

Average number of common shares outstanding used to calculate diluted earnings per common share	6,954,770	4,812,654

Basic EPS	$1.04	$0.98
Diluted EPS	$1.02	$0.95

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 5. Current Accounting Developments

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

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 6. Loans

The composition of the Company’s loan portfolio as of September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Commercial and industrial	$125,148	$59,820
Real estate:
Commercial	184,173	148,411
Residential	30,283	24,097
Construction and land development, including raw land of approximately $55,671 for 2005 and $50,157 for 2004	295,790	167,154
Consumer and other	3,391	3,788

	638,785	403,270
Less:
Allowance for loan losses	7,774	6,133
Net unearned loan fees and discounts	3,437	2,126

	$627,574	$395,011

Impaired and non-accrual loans were $1,570,000 and $1,189,000 as of September 30, 2005, and $916,000 and $966,000 as of December 31, 2004, respectively. Net charge-offs were $108,000 and $164,000 for the nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, net charge-offs (recoveries) were $(48,000) and $216,000, respectively.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 7. Commitments and Contingencies

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

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Commitments to extend credit, including unsecured commitments of $28,401 for 2005 and $17,136 for 2004	$212,464	$126,550
Credit card commitments, including unsecured amounts of $1,633 for 2005 and $1,441 for 2004	1,645	1,471
Standby letters of credit, including unsecured commitments of $230 for 2005 and $1,122 for 2004	3,124	1,583

	$217,233	$129,604

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. As of September 30, 2005 the Company has approximately $436,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation 45 (FIN 45). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5 Accounting for Contingencies. As of September 30, 2005 the amount of the liability related to guarantees was approximately $11,000.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 7. Commitments and Contingencies (continued)

In connection with standby letters of credit, the Company recognizes the related commitment fee received from the third party as a liability at the inception of the guarantee arrangement pursuant to FIN 45. Commitment fees, where the likelihood of exercise of the commitment is remote, are generally recognized as service fee income on a straight line basis over the commitment period. All other commitment fees are deferred over the entire commitment period and are not recognized as service fee income until the expiration of the commitment period.

Financial instruments with concentrations of credit risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At September 30, 2005, real estate loans accounted for approximately 80% of total loans. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk that the Company is willing to take. In addition, approximately 5% of total loans are unsecured. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area.

Lease Commitments

During March of 2005, the Company entered into a month-to-month sublease agreement for its San Diego loan production office. This is an operating lease with an unrelated third party with an initial base rent of $1,400 per month. The lease may be terminated by either party, with not less than thirty days prior written notice.

In June of 2005, the Company entered into a lease agreement for its Phoenix loan production office. This is an operating lease with an unrelated third party with an initial base rent of approximately $1,200 per month. The lease agreement ends on December 31, 2005.

Also in June of 2005, a sixth office was opened at the intersection of Russell Road and Interstate 215 in southwest Las Vegas. The office is leased space for an additional branch, human resources, operations support, internal audit and the real estate lending department. This is an operating lease with an unrelated third party with an initial base rent of approximately $38,000 per month beginning in October 2005. For each year following, the rent will be increased by approximately 2%. The lease expires on October 31, 2015.

As a result of the merger with Commerce, the Company acquired three new branches, of which two are leased spaces. The Sunset branch has approximately 6,000 square feet located in Henderson, NV. This is an operating lease with an unrelated third party with a base rent of $9,533 per month, as of the date of the merger. For each year following, the rent increases based on the cost of living increase for the preceding period based on the average for the United States set forth in the Consumer Price Index for Urban Wage Earners and Clerical Workers for all Items, published by the Bureau of Labor Statistics of the United States Department of Labor (CPI). The lease expires on July 31, 2011.

The Decatur office has 4,814 square feet, located on Decatur Boulevard near Hacienda Avenue in southwest Las Vegas. This is an operating lease with an unrelated third party with a base rent of $12,083 per month, as of the date of the merger. For each year following, the rent increases based on the cost of living increase for the preceding period based on the average CPI. The lease expires on March 31, 2018.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 8. Stock Options and Stock Appreciation Rights

Stock options

In July 2005, the Company granted 55,000 nonqualified stock options and 140,000 incentive stock options with an exercise price equal to the market value of the underlying stock on the grant date of $31.55. The nonqualified stock options vest immediately, and the incentive stock options vest 20% each year over five years. All options expire ten years from the grant date.

Stock appreciation rights

The Company accounts for stock appreciation rights (SAR) pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The expense related to the Company’s SAR plan was approximately $439,000 and $174,000 for the nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, the expense related to the SAR plan was $90,000 and $44,000, respectively. The total amount in accrued expenses was $350,000 as of September 30, 2005.

In July 2005, approximately $2,500,000 in accrued stock appreciation rights was paid.

There were no grants of stock appreciation rights relating to the SAR plan during the nine months ended September 30, 2005.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 9. Borrowed Funds

The Company has entered into an agreement under which it can obtain advances from the Federal Home Loan Bank (FHLB). The interest rate charged on advances is determined by the FHLB at the time of the advances. Advances are collateralized by a blanket lien on all loans secured by real estate and all business loans. The agreement can be terminated by the FHLB at any time.

Short-term advances from the FHLB were $16,000,000 and $0 at September 30, 2005 and December 31, 2004, respectively. There were two advances outstanding as of September 30, 2005, one for $15,000,000, with a fixed interest rate of 4.04%, and a maturity date of August 31, 2006, and the other for $1,000,000,with a fixed interest rate of 3.12%, and a maturity date of July 28, 2006. Long-term debt from the FHLB was $3,500,000 and $0 at September 30, 2005 and December 31, 2004, respectively. The long-term debt at September 30, 2005 consisted of one note, with a fixed interest rate of 3.49%, and a maturity of January 10, 2007.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 10. Issuance of Trust Preferred Securities

On September 23, 2005, the Company completed a private placement of $20,619,000 of trust preferred securities (the Securities) through Community Bancorp (NV) Statutory Trust II (the Trust), a statutory trust formed by the Company for that purpose. The proceeds from the sale of the Securities were used by the Trust to purchase $20,619,000 in aggregate principal amount from the Company’s fixed/floating rate junior deferrable interest debentures (the Debentures) due in 2035.

The Debentures bear interest at a fixed rate of 5.94% for the first seven years, after which the rate will reset quarterly at the three-month LIBOR rate plus 1.37% per annum, and are redeemable, in whole or in part, without penalty, at the option of the Company after seven years. The interest payments on the Debentures made by the Company will be used to pay the quarterly distributions payable by the Trust to the holders of the Securities.

If the Company elects to defer payments of interest on the Securities by extending the interest distribution period, then the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company’s capital stock, until such time as all deferred interest is paid.

The proceeds from this offering will provide the capital necessary to continue to grow organically and fund market opportunities. The $20.6 million is included in junior subordinated debt on the consolidated balance sheet of the Company.

Community Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 11. Quarterly Data (Unaudited)

	(dollars in thousands, except per share data)
	2005			2004
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest and dividend income	$12,561	$9,676	$8,706	$8,171	$7,553	$7,255	$7,059
Interest expense	3,326	2,306	2,176	1,815	1,681	1,744	1,622

Net interest income	9,235	7,370	6,530	6,356	5,872	5,511	5,437
Provision for loan losses	725	91	—	340	360	—	222

Net interest income, after provision for loan losses	8,510	7,279	6,530	6,016	5,512	5,511	5,215
Noninterest income	677	419	376	392	378	350	369
Noninterest expenses (1)	5,421	4,641	3,423	5,424	3,671	3,429	3,422

Income before income taxes	3,766	3,057	3,483	984	2,219	2,432	2,162
Provision for income taxes	1,080	1,037	1,101	141	714	808	713

Net income	$2,686	$2,020	$2,382	$843	$1,505	$1,624	$1,449

Earnings per common share:
Basic	$0.38	$0.30	$0.35	$0.16	$0.32	$0.35	$0.31

Diluted	$0.38	$0.29	$0.35	$0.16	$0.31	$0.34	$0.31

(1)	Fourth quarter of 2004 includes approximately $1.9 million of expense relating to stock appreciation rights. See Note 9 of the Annual Report.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this document, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, “should”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, and other factors referenced in this Report and other filings with the SEC. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

EXECUTIVE OVERVIEW

Community Bancorp (the Company) (NASDAQ: CBON), is a Las Vegas-based community bank holding company for Community Bank of Nevada with $842.6 million in total assets.

Our results for third quarter 2005 were impacted by the acquisition of Bank of Commerce, a Henderson-based bank, which, on August 26, 2005, had $145.5 million in tangible assets, $104.1 million in loans and $118.2 million in deposits. Also, the acquisition added three branches to the Company, as well as the addition of one organically.

The Company reported improved financial results driven by the ongoing economic strength in its market area. Net income for the third quarter of 2005 was up 78.5% to $2.7 million compared to $1.5 million for the comparable quarter last year. The asset sensitivity of the balance sheet, loan and deposit growth, and a 20.6% increase in the net interest margin for the quarter were all factors contributing to the growth in earnings.

Non-interest income for the third quarter of 2005 was up 79.1% to $677 thousand compared to the comparable quarter of 2004. This increase consisted of $176 thousand from service charges and other income, $31 thousand in the cash surrender value of bank owned life insurance purchased in July 2004, and an increase in loan brokerage and referral fees of $56 thousand.

Non-interest expense for the third quarter of 2005 increased by 47.7% or $1.8 million to $5.4 million compared to the same quarter in 2004. Expense increases were primarily attributed to increases in salary and employee benefits, increased occupancy costs, an increase in advertising and public relations, increased professional fees and core deposit intangible amortization.

Loans increased a total of $167.7 million in the third quarter of 2005, with $104.1 million contributed as a result of the acquisition of Bank of Commerce. The organic loan growth was primarily in construction and commercial loans. With the hiring of eight new lenders in 2005, we have been able to produce a significant amount of lending opportunities, as represented by third quarter results.

Deposits increased 34.7% during the third quarter of 2005, to $679.1, and were up 42.6% year-to-date compared to the deposit balance of $476.3 million at year end 2004. The merger with Bank of Commerce contributed $118.2 million, or 58.3%, of the growth since year end.

COMMUNITY BANCORP

Selected Consolidated Financial Highlights

	(In thousands, except share data and ratios; Unaudited)
	Three Months Ended September 30,		% Change	Nine Months Ended September 30		% Change
	2005	2004		2005	2004
Income Statement Data
Interest and dividend income	12,561	7,553	66.30%	30,943	21,867	41.51%
Interest expense	3,326	1,681	97.86%	7,808	5,047	54.71%
Net interest income	9,235	5,872	57.27%	23,135	16,820	37.54%
Loan loss provision	725	360	101.39%	816	582	40.21%
Net interest income after loan loss provision	8,510	5,512	54.39%	22,319	16,238	37.45%
Noninterest income	677	378	79.10%	1,472	1,097	34.18%
Noninterest expense	5,421	3,671	47.67%	13,485	10,522	28.16%
Income before income taxes	3,766	2,219	69.72%	10,306	6,813	51.27%
Provision for income taxes	1,080	714	51.26%	3,218	2,235	43.98%
Net income	$2,686	$1,505	78.47%	$7,088	$4,578	54.83%
Share Data (1)
Basic earnings per common share	$0.38	$0.32	18.75%	$1.04	$0.98	6.12%
Diluted earnings per common share	$0.38	$0.31	22.58%	$1.02	$0.95	7.37%
Book value per common share	$14.14	$7.83	80.59%	$14.14	$7.83	80.59%
Basic average shares outstanding	6,986,350	4,696,323	48.76%	6,830,294	4,671,332	46.22%
Fully Diluted average shares outstanding	7,120,761	4,871,347	46.18%	6,954,770	4,812,654	44.51%
Key Ratios
Return on average total shareholders’ equity	12.09%	16.90%	-28.46%	11.39%	18.10%	-37.06%
Return on average total assets	1.48%	1.09%	-35.78%	1.45%	1.18%	23.16%
Net interest spread	4.60%	4.00%	15.00%	4.25%	4.04%	5.20%
Net interest margin (2)	5.44%	4.51%	20.62%	5.02%	4.55%	10.40%
Total revenue (net int inc + non int inc)	$9,912	$6,250	58.59%	$24,607	$17,917	37.34%
Efficiency ratio (3)	54.69%	58.74%	-6.89%	54.80%	58.73%	-6.68%
Asset Quality Ratios
Non-performing loans to total loans (4)				0.19%	0.34%	-45.25%
Allowance for loan losses to total loans				1.22%	1.50%	-18.87%
Non-performing assets (5)				$1,189	$3,469	-65.71%
Non-performing assets to total assets				0.14%	0.65%	-78.21%
Net charge off’s to average loans				0.02%	0.05%	-60.00%

Capital Ratios
Average shareholders’ equity to average assets	12.27%	6.47%	89.64%	12.76%	6.50%	96.31%
Leverage ratio	15.44%	8.86%	74.27%	15.44%	8.86%	74.27%
Total risk-based capital ratio	16.70%	12.94%	29.06%	16.70%	12.94%	29.06%

Notes:

(1)	Adjusted to reflect a 5:1 stock split declared in September 2004.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Efficiency ratio is noninterest expense (excluding loan loss provision) divided by (net interest income + noninterest income).
(4)	Nonperforming loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status and restructured loans.
(5)	Nonperforming assets are defined as loans that are past due 90 days or more, nonaccrual loans and other real estate owned.

Total Shares Outstanding as of 9/30/05: 7,363,362

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPERATING PERFORMANCE

As a publicly-traded community bank holding company, we focus on several key factors including:

•	Return to our shareholders

•	Return on average assets

•	Asset quality

•	Asset growth

•	Operating efficiency

Return to Our Shareholders. Our return to our shareholders is measured in the form of return on average equity, or ROE. Our net income increased 78.5%, to $2.7 million for the quarter ended September 30, 2005 from $1.5 million for the same period in 2004. Improvement in the Company’s net interest margin, the asset sensitivity of the balance sheet and loan growth of 35.6% period-over-period were all factors contributing to the strong growth in earnings. Net income for the nine months ended September 30, 2005 increased $2.5 million, or 54.8%, from the same period in 2004. Basic and diluted earnings per share (EPS) for the quarter ended September 30, 2005 were $0.38, up from $0.32 and $0.31 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, basic and diluted EPS were $1.04 and $1.02, as compared to $0.98 and $0.95 for the same period in 2004. EPS was impacted by the increase in weighted average shares outstanding as a result of our Initial Public Offering (IPO) and issuance of 608,515 shares related to the Bank of Commerce acquisition. In addition, the opening of a new branch impacted ROE for the quarter ended September 30, 2005, decreasing to 12.1% compared to 16.9% for the same period in 2004. For the nine months ended September 30, 2005 and September 30, 2004, the ROE was 11.4% and 18.1%, respectively.

Return on Average Assets. Our return on average assets, or ROA, is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the quarter ended September 30, 2005 was 1.48% compared to 1.09% for the same period in 2004. For the nine months ended September 30, 2005 and September 30, 2004, the ROA was 1.45% and 1.18%, respectively.

Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of non-performing loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a company. Non-performing loans totaled $1.2 million as of September 30, 2005, compared to $968 thousand at December 31, 2004 and $1.3 million at September 30, 2004. Non-performing loans as a percentage of total loans decreased to 0.19% as of September 30, 2005, compared to 0.24% at December 31, 2004 and 0.34% at September 30, 2004. Non-performing assets were $1.2 million as of September 30, 2005, compared to $3.2 million at December 31, 2004 and $3.5 million as of September 30, 2004. Non-performing assets as a percent of total assets were 0.14% as of September 30, 2005, compared to 0.55% at December 31, 2004 and 0.65% at September 30, 2004. Net charge-offs to average loans were 0.02% for the nine months ended September 30, 2005, compared to 0.05% as of December 31, 2004 and 0.05% for the nine months ended September 30, 2004.

Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 57.3% to $842.6 million as of September 30, 2005 from $574.0 million as of December 31, 2004 and $535.5 million as of September 30, 2004. Total assets increased 46.8% since December 31, 2004. Total deposits increased to $679.1 million as of September 30, 2005, compared to $476.3 (or 42.6%) as of December 31, 2004 and $481.5 million (or 41.1%) as of September 30, 2004. The acquisition of Bank of Commerce contributed $118.2 million of the growth in deposits. Gross loans increased to $638.8 million as of September 30, 2005, compared to $403.3 million (or 58.4%) as of December 31, 2004 and $388.2 million (or 64.5%) as of September 30, 2004. The acquisition of Bank of Commerce contributed $104.1 million of the loan growth.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio decreased (improved) to 54.7% for the third quarter of 2005 compared to 58.7% for the same period in 2004, due to the increase in revenues exceeding the increase in operating expenses. The efficiency ratio decreased to 54.8% from 58.7% for the nine months ending September 30, 2005 compared to the same period in 2004. Net interest income before provision increased 57.3% to $9.2 million for the three months ended September 30, 2005 and 37.5% to $23.1 million for the nine months ended September 30, 2005, while operating expenses increased 47.7% to $5.4 million and 28.2% to $13.5 million for the same periods as a result of the acquisition of Bank of Commerce and normal increases in operating expenses.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure the valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

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

Like all financial institutions, we maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, changes in the volume and mix of loans, collateral value, historical loss experiences, peer group loss experiences, size and complexity of individual credits and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected or anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors noted above.

We incorporate statistics provided by the Federal Deposit Insurance Corporation (FDIC) regarding loss percentages experienced by banks in the western United States, as well as an internal five-year loss history, to establish potential risk based on the type of collateral securing each loan. As an additional comparison, we examine local banks within our peer group to determine the nature and scope of their losses to date. These examinations provide an understanding of the geographic and size trends in the local banking community. Finally, we closely examine each credit graded “Special Mention” and below to individually assess the appropriate loan loss reserve for a particular credit.

We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

Although we believe the level of the allowance as of September 30, 2005 was adequate to absorb probable losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Available for Sale Securities. Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this to be a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Management utilizes the services of a reputable third party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

Goodwill and Other Intangibles. Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the Goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including Goodwill. If the fair value of the reporting unit exceeds its carrying amount, Goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s Goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that Goodwill. An impairment loss is recorded to the extent that the carrying amount of Goodwill exceeds its implied fair value.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At September 30, 2005, the core deposit intangible included on the Consolidated Balance Sheet is amortized using an estimated life of 7 years.

RESULTS OF OPERATIONS

The comparability of our financial information is affected by our acquisition of Bank of Commerce. Operating results include the operations of acquired entities from the date of acquisition. We acquired Bank of Commerce on August 26, 2005. For a further discussion of this acquisition, see “Item 1 Financial Statements, Note 2 Merger-related Activity.”

Net Income. Net Income for the third quarter of 2005 was up 78.5% to $2.7 million compared to $1.5 million for the comparable quarter last year. Net income increased 54.8% to $7.1 million for the nine months ended September 30, 2005 compared to $4.6 million for the nine months ended September 30, 2004. Basic and diluted earnings per share were $0.38 for the third quarter of 2005, which increased from $$0.32 and $0.31 for the like period in 2004. Basic earnings per share were $1.04 and $0.98 for the nine months ended September 20, 2005 and 2004, respectively. Diluted earnings per share were $1.02 and $0.95 for the nine months ended September 30, 2005 and 2004, respectively. ROE was 12.1% for the three months and 11.4% for the nine months ended September 30, 2005, compared to 16.9% and 18.1% for the three and nine months ended September 30, 2004, respectively. The ROA for the third quarter of 2005 was 1.5% compared to 1.1% for the third quarter of 2004, and for nine months ended September 30, 2005, was 1.45% compared to 1.18% for the nine months ended September 30, 2004.

The increase in net income and profitability for the quarter and the nine months ended September 30, 2005 was due to the increases in net interest income and other operating income, partially offset by the increase in other operating expense, as a result of the acquisition of Bank of Commerce and increased loan production. Net interest income increased due to an increase in average interest-earning assets and an increasing net interest margin. Other operating income increased primarily due to increases in service charges and other income, as well as income from bank-owned life insurance. Operating expenses increased primarily as a result of the Company’s expansion, including the acquisition of Bank of Commerce. For a further discussion of the acquisition of Bank of Commerce, see “Item I Financial Statements, Note 2 Merger-related activity”.

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

The following tables present, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earning assets, as well as interest expense and rates paid on average interest bearing liabilities.

	For the three months ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield or Cost (7)	Average Balance	Interest	Average Yield or Cost (7)
	(Dollars in thousands)
Assets
Interest -earning assets:
Loans (1) (2) (3)	$548,771	$11,343	8.27%	$354,236	$6,447	7.28%
Investment Securities - Taxable	65,983	646	3.92%	72,074	628	3.49%
Investment Securities - Non-taxable (3)	22,002	207	3.76%	23,203	221	3.81%
Federal funds sold	38,084	330	3.47%	68,627	232	1.35%
Other investments (4)	3,742	35	3.74%	2,660	25	3.76%

Total interest-earning assets	678,582	12,561	7.40%	520,800	7,553	5.80%
Non-earning assets:
Cash and due from banks	20,307			14,595
Unearned loan fees	(2,859)			(1,827)
Allowance for loan losses	(6,897)			(5,545)
Other assets	34,953			22,272

Total assets	$724,086			$550,295

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits
Interest-bearing demand	$25,320	$68	1.07%	$20,927	$25	0.48%
Money Market	261,303	1,649	2.52%	216,062	846	1.57%
Savings	6,382	8	0.50%	6,402	4	0.25%
Time certificates of deposit	141,565	1,133	3.20%	115,199	608	2.11%

Total interest-bearing deposits	434,570	2,858	2.63%	358,590	1,483	1.65%
Short-term borrowings & long term debt	22,521	188	3.34%	0	1	0.00%
Junior subordinated debt	17,237	280	6.50%	15,464	197	5.10%

Total interest-bearing liabilities	474,328	3,326	2.80%	374,054	1,681	1.80%
Non-interest-bearing liabilities
Demand deposits	156,727			138,342
Other liabilities	4,151			2,284

Total liabilities	635,206			514,680
Stockholders’ equity	88,880			35,615

Total liabilities and stockholders’ equity	$724,086			$550,295

Net interest income		$9,235			$5,872

Net interest spread (5)			4.60%			4.00%
Net interest margin (6)			5.44%			4.51%

(1)	Includes average non-accrual loans of $838 thousand in 2005 and $1.8 million in 2004.
(2)	Net loan fees of $1.4 million and $800 thousand are included in the yield computations for 2005 and 2004, respectively.
(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.
(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock.
(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income by total average earning assets.
(7)	Annualized.

	For the nine months ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield or Cost (7)	Average Balance	Interest	Average Yield or Cost (7)
	(Dollars in thousands)
Assets
Interest -earning assets:
Loans (1) (2) (3)	$462,164	$27,067	7.81%	$354,108	$19,270	7.26%
Investment Securities - Taxable	65,552	1,889	3.84%	55,575	1,388	3.33%
Investment Securities - Non-taxable (3)	22,288	627	3.75%	23,236	662	3.80%
Federal funds sold	60,304	1,273	2.81%	57,571	493	1.14%
Other investments (4)	3,133	87	3.70%	1,875	54	3.86%

Total interest-earning assets	613,441	30,943	6.73%	492,365	21,867	5.92%
Non-earning assets:
Cash and due from banks	17,216			14,448
Unearned loan fees	(2,432)			(1,644)
Allowance for loan losses	(6,348)			(5,572)
Other assets	27,501			16,951

Total assets	$649,378			$516,548

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits
Interest-bearing demand	$22,934	$161	0.94%	$18,885	$51	0.36%
Money Market	239,899	4,018	2.23%	185,019	1,994	1.44%
Savings	5,908	22	0.50%	5,996	8	0.18%
Time certificates of deposit	127,620	2,650	2.77%	128,389	2,397	2.49%

Total interest-bearing deposits	396,361	6,851	2.30%	338,289	4,450	1.75%
Short-term borrowings & long term debt	7,811	197	3.36%	4,745	44	1.24%
Junior subordinated debt	16,061	760	6.31%	15,464	553	4.77%

Total interest-bearing liabilities	420,233	7,808	2.48%	358,498	5,047	1.88%
Non-interest-bearing liabilities
Demand deposits	142,061			122,722
Other liabilities	4,188			1,632

Total liabilities	566,482			482,852
Stockholders’ equity	82,896			33,696

Total liabilities and stockholders’ equity	$649,378			$516,548

Net interest income		$23,135			$16,820

Net interest spread (5)			4.25%			4.04%
Net interest margin (6)			5.02%			4.55%

(1)	Includes average non-accrual loans of $799 thousand in 2005 and $2.8 million in 2004.
(2)	Net loan fees of $3.2 million and $2.4 million are included in the yield computations for 2005 and 2004, respectively.
(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.
(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock.
(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income by total average earning assets.
(7)	Annualized.

Net Interest Income. Net interest income increased 57.3%, for the quarter ended September 30, 2005 and 37.5% for the nine months ended September 30, 2005 as compared to the same periods in 2004, as interest earned on higher loan volumes outweighed the effect of rate increases on loans and a higher cost of funds. During the third quarter of 2005, the yield on earning assets increased to 7.40% for the current quarter, as compared to 6.69% in the immediately preceding quarter and 5.80% a year ago. The cost of total interest-bearing liabilities increased to 2.80% for the current quarter, as compared to 2.38% in the immediately preceding quarter and 1.80% a year ago. The net interest margin ratio increased to 5.44% for the quarter ended September 30, 2005 as compared to 5.09% in the immediately preceding quarter and 4.51% a year ago. The increase in net interest margin is attributed to loan growth and the Federal Reserve’s recent rise in short-term rates. The Federal Reserve has increased short-term interest rates six times in 2005.

Primarily as a result of higher loan volume, total interest and dividend income increased $5.0 million (or 66.3%) for the quarter ended September 30, 2005 and $9.1 million (or 41.5%) for the nine month period ending September 30, 2005. Average loans as a percentage of interest-earning assets increased to 80.9% from 74.4% in the immediately preceding quarter and 68.0% a year ago, which was contributed from the Bank of Commerce acquisition and addition of eight lenders in 2005. As a result of increased volumes of interest bearing deposits, in conjunction with increased interest rates, total interest expense increased to $7.8 million (or 54.7%) for the nine months, and $3.3 million (or 97.9%) for the three months, ending September 30, 2005.

The tables below set forth, for the periods indicated, a summary of the changes in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Three months ended September 30, 2005 compared with 2004
	Net Change	Rate	Volume	Mix
	(In thousands)
Loans	$4,896	$875	$3,540	$481
Investment Securities- Taxable	18	78	(53)	(7)
Investment Securities- Non-taxable	(14)	(3)	(11)	—
Federal funds sold	98	362	(103)	(161)
Other investments	10	—	10	—

Total interest income	5,008	1,312	3,383	313

Interest expense:
Interest-bearing demand	43	31	5	7
Money Market	803	518	177	108
Savings	4	4	—	—
Time certificates of deposit	525	314	139	72

Total interest-bearing deposits	1,375	867	321	187

Short-term borrowings & long term debt	187	—	—	187
Junior subordinated debt	83	54	23	6

Total interest expense	1,645	921	344	380

Net interest income	$3,363	$391	$3,039	$(67)

	Nine months ended September 30, 2005 compared with 2004
	Net Change	Rate	Volume	Mix
	(In thousands)
Loans	$7,797	$1,469	$5,880	$448
Investment Securities- Taxable	501	214	249	38
Investment Securities- Non-taxable	(35)	(8)	(27)	—
Federal funds sold	780	722	23	35
Other investments	33	(2)	36	(1)

Total interest income	9,076	2,395	6,161	520

Interest expense:
Interest-bearing demand	110	82	11	17
Money Market	2,024	1,105	591	328
Savings	14	14	—	—
Time certificates of deposit	253	269	(14)	(2)

Total interest-bearing deposits	2,401	1,470	588	343

Short-term borrowings & long term debt	153	76	28	49
Junior subordinated debt	207	179	21	7

Total interest expense	2,761	1,725	637	399

Net interest income	$6,315	$670	$5,524	$121

Noninterest Income. Non-interest income increased 79.1% for the three months and 34.2% for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase for both periods was primarily due to an increase in service charges and other income and income from the cash surrender value of bank owned life insurance purchased in July 2004.

Noninterest Expense. Non-interest expense increased 47.7% for the three months, and 28.2% for the nine months, ended September 30, 2005. Expense increases for both periods were primarily attributed to five factors. First, an increase in salary and employee benefits of $1.1 million for the quarter, and $1.9 million year to date, as a result of the hiring of experienced loan officers and members of executive management during 2005. In addition, the impact of four new branches during the quarter, including the new Russell and I-215 branch, and the three newly acquired Bank of Commerce branches, increased occupancy costs by $263 thousand for both the quarter and year-to-date. An increase in advertising and public relations of $126 thousand for the quarter and $175 thousand for the year to date was the third factor. Also, professional fees of $66 thousand for the three months ended, and $420 thousand for the nine months ended, September 30, 2005, in order to ensure compliance with laws and regulations that we are now subject to as a public company. Lastly, the amortization of the core deposit intangible associated with the acquisition was $63 thousand for both the quarter and year to date.

Income Tax Expense. The Company’s effective federal income tax rate was 29% and 31% for the three months and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, the effective federal income tax rate was 32% and 33%, respectively.

FINANCIAL CONDITION

Loans. Total loans increased $235.5 million, or 58.4%, to $638.8 million as of September 30, 2005 from $403.3 million as of December 31, 2004.

Loans increased 64.5% to $638.8 million from a base of $388.2 million a year ago. Commercial and industrial loans experienced the highest growth within our portfolio, growing from $61.0 million at September 30, 2004, to $125.1 at September 30, 2005, followed by construction loans, which grew from $153.3 million at September 30, 2004, to $295.8 million at September 30, 2005, and then commercial real estates loans, which grew from $143.4 million at September 30, 2004, to $184.2 million at September 30, 2005. Loans as of September 30, 2005, compared to loans as of June 30, 2005, increased by $167.7 million, and of this growth, $104.1 million, or 62.1% is attributed to the acquisition of Bank of Commerce.

The Company’s credit quality continued to improve with non-performing loans at just 0.19% of total loans, while net recoveries for the quarter were $48 thousand. The allowance for loan losses was 1.22% of outstanding loans as of September 30, 2005.

Deposits. Total deposits increased $202.9 million, or 42.6%, to $679.1 million as of September 30, 2005, from $476.3 million as of December 31, 2004, with interest bearing demand showing the largest increase, from $221.5 million to $323.7 million, followed by an increase in non-interest bearing demand, which grew from $122.1 million to $176.6 million. Deposits as of September 30, 2005, compared to deposits as of June 30, 2005, increased by $175.1 million, and of this growth, $118.2 million, or 67.5% was contributed by the Bank of Commerce acquisition.

Short Term Borrowings. Borrowings of $16 million as of September 30, 2005 consisted of three Federal Home Loan Bank (FHLB) advances, two of which were made in anticipation of short term funding requirements. The advances mature on July 28, 2006, and August 31, 2006, and bear interest of 3.12% and 4.04%, respectively. The third advance was assumed from the Bank of Commerce acquisition. That borrowing expires on July 28, 2006 and has a balance of $1.0 million.

Long Term Debt. A note for $3.5 million from FHLB was assumed in the Bank of Commerce acquisition. The note matures on January 10, 2007 and bears interest of 3.49%.

Trust Preferred Securities. In September 2005, we closed a $20.0 million private placement of trust-preferred securities to provide capital for continued growth.

ASSET QUALITY

Non-performing Assets. Non-performing assets include loans past due 90 days or more and that are still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (OREO).

The following table sets forth information regarding non-performing assets as of the dates indicated:

	September 30, 2005	December 31, 2004
Non-accrual loans, not restructured	1,189	966
Accruing loans past due 90 days or more	—	2
Restructured loans	—	—

Total non-performing loans (NPLs)	1,189	968
OREO	—	2,191

Total non-performing assets (NPAs)	1,189	3,159

Selected ratios
NPLs to total loans	0.19%	0.24%
NPAs to total loans and OREO	0.19%	0.78%
NPAs to total assets	0.14%	0.55%

Non-performing assets decreased $2.0 million, or 62.4%, to $1.2 million as of September 30, 2005, compared to $3.2 million as of December 31, 2004, primarily due to the sale of OREO properties during the nine months ended September 30, 2005.

Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on the most recent analysis of the allowance for loan losses and a thorough review by Segmentation, Risk Grading, Peer Group, and Economic Conditions, and considering the mitigating factors of each method, it is believed that the Segmentation Methodology more accurately reflects embedded risks inherent in the loan portfolio for the most recent quarter end. In light of this evaluation a provision of $816 thousand was recorded for the nine months ending September 30, 2005. The allowance for loan losses was $7.8 million, or 1.22% of total loans, as of September 30, 2005 as compared to $5.8 million, or 1.50% of total loans, at September 30, 2004.

The following table sets forth information regarding the Company’s allowance for loan losses as of and for the periods indicated.

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2005	2004	2005	2004
Allowance for loan losses:
Beginning balance	$6,068	$5,683	$6,133	$5,409
Loans charged off during period:
Commercial	—	231	180	231
Construction	—	1	—	1
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer and other	19	3	37	15

Total	19	235	217	247

Recoveries:
Commercial	67	18	109	19
Construction	—	1	—	1
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	63
Consumer and other	—	—	—	—

Total	67	19	109	83

Net loans and leases charged off (recovered)	(48)	216	108	164
Provision for loan losses	725	360	816	582
Allowance resulting from acquisition	933	—	933	—

Ending balance	$7,774	$5,827	$7,774	$5,827

Gross loans	$638,785	$388,247	$638,785	$388,247
Average loans	548,771	354,236	462,164	354,108
Non-performing loans	563	1,306	1,189	1,306
Selected ratios:
Net charge-offs to average loans	-0.01%	0.06%	0.02%	0.05%
Provision for loan losses to average loans	0.13%	0.10%	0.18%	0.16%
Allowance for loan losses to loans outstanding at end of period	1.22%	1.50%	1.22%	1.50%
Allowance for loan losses to non- performing loans	1380.8%	446.2%	653.8%	446.2%

CAPITAL RESOURCES

The Company’s total stockholder’s equity at September 30, 2005 was $104.1 million, an increase of $26.6 million from December 31, 2004. The increase resulted from issuance of stock in the Bank of Commerce acquisition and earnings retention that was partially offset by unrealized holding losses on available for sale investment securities. At September 30, 2005, the Company and its bank subsidiary each exceeded the “well-capitalized” requirements issued by the Federal Reserve Board.

LIQUIDITY MANAGEMENT

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $19.0 million. In addition, our total borrowing capacity at the FHLB as of September 30, 2005 was $80.8 million which includes $72.6 million under the FHLB Blanket Lien Program and $8.2 million in securities pledged to the FHLB. As of September 30, 2005 we also had $3.6 million securities pledged to the FRB Discount window. As of September 30, 2005 we had $58.8 million in securities available to be sold or pledged to the FHLB and/or FRB Discount Window. Based on our short term funding needs, an FHLB advance was received on August 31, 2005 for $15.0 million, with a maturity date of August 31, 2006. An assumption of an FHLB advance from Bank of Commerce added another $1.0 million, which is due on July 28, 2006.

We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At September 30, 2005, we had $153.1 million in liquid assets comprised of $56.6 million in cash and cash equivalents (including fed funds sold of $29.2 million) and $96.5 million in available for sale securities.

On a long term basis, our liquidity will be met by changing the relative distribution of our asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as the Federal Home Loan Bank of San Francisco. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises. With the acquisition of Bank of Commerce, a note for $3.5 million was assumed, which matures on January 10, 2007.

Our liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. At September 30, 2005 net cash provided by operating activities was $6.4 million, compared to net cash provided by operating activities of $5.4 million for the same period in 2004.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. The main contribution of the net cash in investing activities has been influenced by our loan activity. The net increase in loans for the periods ended September 30, 2005 and 2004, were $130.3 million and $39.0 million, respectively.

Net cash used in all investing activities for the periods ended September 30, 2005 and 2004 was $131.7 million and $68.0 million, respectively. At September 30, 2005 we had outstanding loan commitments of $214.1 million and outstanding letters of credit of $3.1 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the periods ended September 30, 2005 and 2004 was $114.6 million and $67.8 million, respectively. These amounts consisted of a net increase in deposits for each respective period and proceeds from the issuance of junior subordinated debt of $20.0 million in the third quarter of 2005.

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

Item. 4

Controls and Procedures

As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ending September 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

None.

Item 5. Other Information

Not applicable.

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

Community Bancorp
(Registrant)

Date: November 14, 2005	/s/ Edward M. Jamison
Edward M. Jamison
President and Chief Executive Officer

Date: November 14, 2005	/s/ Cathy Robinson
Cathy Robinson
Executive Vice President, Chief Financial Officer