Form 10-K
period 2005-12-31
Community Bancorp
filed 2006-03-16
CIK 1304366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File No. 000-51044

COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

Nevada	01-0668846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 S. 4th Street, Suite 215, Las Vegas, NV	89101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (702) 878-0700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the Company was: $169,972,384

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date. As of March 10, 2006, 7,383,753

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III, Items 10-14 is incorporated by reference to the registrant’s proxy statement for the 2006 annual meeting of shareholders, which will be filed pursuant Regulation 14A.

COMMUNITY BANCORP

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K (“Report”), including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in this Report, including in “Item 1A. Risk Factors.” When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

PART I

ITEM 1. BUSINESS

Community Bancorp

Community Bancorp is the bank holding company for Community Bank of Nevada, a Nevada state chartered bank headquartered in Las Vegas. We deliver an array of commercial bank products and services with an emphasis on customer relationships and personalized service. At December 31, 2005, we had total assets of $893 million, gross loans of $663 million, total deposits of $725 million and stockholders’ equity of $107 million. Measured by total assets, we are one of the largest publicly-traded Nevada community banks.

Our holding company was formed in 2002. As a result, Community Bank of Nevada became our wholly-owned subsidiary and the shareholders of Community Bank of Nevada became our shareholders. Community Bank of Nevada was organized in July 1995 by local community leaders and experienced bankers with the mission of providing superior community banking services to the greater Las Vegas area.

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

Historically, we have focused our lending activities on commercial real estate loans, construction loans and land acquisition and development loans, which comprised 76% of our loan portfolio at December 31, 2005. While this continues to be a large part of our business, we see significant opportunities in growing our commercial and industrial, or C&I, loans, and Small Business Administration, or SBA, loans. On the deposit side, we have focused on attracting low cost core deposits, with particular emphasis on growing our non-interest bearing demand deposits.

Our most recent significant event is the acquisition of Bank of Commerce in August 2005, which contributed to the strength of our balance sheet for the year. At the time of acquisition, our total assets increased $170.7 million, total loans increased $104.1 million, and total deposits increased $118.2 million. In addition to loans and deposits, the acquisition increased our available for sale securities portfolio by $22.4 million, our premises and equipment by $4.6 million, and provided a tax receivable of $1.1 million. Also as part of the acquisition, we reported goodwill of $19.7 million and a core deposit intangible of $5.3 million at December 31, 2005. We also assumed short term borrowings of $6.0 million and long term debt of $3.5 million. For a discussion of the merger-related activity, please see “Item 8. Financial Statements and Supplementary Data.”

In the fourth quarter of 2004, we successfully completed our initial public offering (IPO) and concurrent listing of common stock on the NASDAQ National Market. In our offering, we raised $39.3 million, net of expenses, and certain selling shareholders received net proceeds of $16.5 million.

We have nine full service branches, seven located in Las Vegas and two located in Henderson. In 1995, the first office, now our Rainbow office, commenced operations. In 1997, the Maryland Parkway branch opened in central Las Vegas followed by the opening of the Summerlin branch in 1999. In 2000, the Green Valley branch opened, marking expansion into Henderson, Nevada. In 2002, we opened our City Centre branch in downtown Las Vegas. Our sixth branch at the intersection of Interstate 215 and Russell Road opened in July 2005. The acquisition of Bank of Commerce in August 2005 added an additional three branches: our Sahara, Decatur and Sunset offices. Our headquarters is located at our downtown branch at 400 South 4th Street, Las Vegas, Nevada 89101 and our telephone number is (702) 878-0700. We maintain a website at www.communitybanknv.com. None of the information on or hyperlinked from our website is incorporated herein.

Strategy

We strive to be a high performing community bank holding company for the long-term benefit of our shareholders, customers and employees. The key elements of our strategy are to:

Growth Strategies

•	Expand our franchise through acquisition or the establishment of new branches or banks in markets that offer regional continuity, such as the greater Las Vegas area or similar high-growth markets in Arizona and California. We opened our sixth branch in the second half of 2005 in Las Vegas and acquired three additional branches in August 2005. Our strategic plan currently calls for one additional branch per year through 2008.

•	Continue as a public company with a common stock that is quoted and traded on a national stock market. In addition to providing access to growth capital, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified bankers through equity-based compensation. We have just completed our first full year as a public company.

•	Expand our commercial lending portfolio to diversify both our customer base and maturities of the loan portfolio, and to benefit from the low cost deposits associated with the professional, construction and service industries that are common commercial borrowers. During 2005, we successfully recruited a team of local commercial lenders which has given us a greater network and far greater capacity to attract commercial relationships.

•	Increase our SBA production from each of our three loan production offices in Las Vegas, Phoenix and San Diego. The SBA loans provide us an option to portfolio or to sell the guaranteed portion of loans in the secondary market. With the centralized underwriting in Las Vegas and strong personnel marketing the product in each of the three locations, both interest income and non-interest income are expected to increase as this division reaches a level of production similar to the commercial and commercial real estate areas.

•	Continue to grow our commercial real estate lending by maintaining the professional respect of the community’s most successful developers and leverage our successful background and depth of network from our experienced lenders to expand market share. We have demonstrated a very successful revenue chain while generating interest and fees at each stage of the development life cycle including land acquisition and development, construction and permanent loans.

•	Continue to grow our real estate lending activities by providing competitive commercial real estate loans, construction loans, and land acquisition and development loans. Through our financing activities, including the additional capital provided by our IPO, we have the ability to originate larger loans to new and existing customers.

Operating Strategies

•	Enhance our risk management functions by proactively managing sound procedures and committing experienced human resources to this effort. We seek (i) to identify risks in all functions of our business, including credit, operations and asset and liability management, (ii) to evaluate such risks and their trends and (iii) to adopt strategies to manage such risks based upon our evaluations.

•	Maintain high asset quality by continuing to utilize rigorous loan underwriting standards and credit risk management practices.

•	Continue to actively manage interest rate and market risks by closely matching the volume and maturity of our rate sensitive assets to our interest sensitive liabilities in order to mitigate adverse effects of rapid changes in interest rates on either side of our balance sheet.

•	Expand commercial and industrial, as well as small business relationships which commonly are associated with deposits that are a lower cost funding source. With loan demand remaining high, a significant emphasis has been placed on the growth of core deposits. Loan growth that may exceed the expansion of core deposits will be supported with in-market certificates of deposit, borrowings and wholesale deposits.

•	Diversify our revenue source by selling more products to each of our client relationships. We actively account for the number of products that our clients purchase from us and the products that those clients purchase from other financial service providers. Our mission is to continually cross-sell as well as expand each relationship by number of products annually.

Market Area

Our primary market area is Clark County, Nevada. Clark County is one of the fastest growing areas in the United States. According to the Center for Business and Economic Research based at the University of Nevada, Las Vegas, or the CBER, between 2001 and 2005, Clark County’s population grew by approximately 5% on an annual basis, from 1,485,855 persons to 1,796,380 persons. This growth has been driven by a variety of factors including a growth in the service economy associated with the hospitality and gaming industries, affordable housing, no income taxation, a growing base of senior or retirement communities and general recreational opportunities associated with a favorable climate.

The following highlights, more specifically, some of the economic opportunities that have driven the population growth in Clark County. According to CBER, between 2001 and 2005:

•	total gaming revenue in Clark County has risen to revenue of over $9.7 billion in 2005, as compared to revenue of approximately $7.6 billion in 2001;

•	visitor volume has increased from approximately 35 million visitors to Las Vegas in 2001 to 39 million in 2005; and

•	the number of hotel rooms in Clark County increased from approximately 127,000 in 2001 to approximately 133,000 in 2005.

Complementing the region’s expanding economic opportunities has been the availability of relatively affordable housing. The attraction and retention of a quality labor force to service the economy depends in part on housing availability. According to CBER, housing permits related to new homes in Clark County have risen over the last five years, from 29,668 in 2001 to 38,400 in 2005. Although home prices have recently risen, management believes median housing prices in Nevada are still below the median price for homes in California, which is the source of three of every five new Nevada residents.

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

The Clark County school district is the fastest growing school district in the United States, according to the Nevada Department of Education. According to the Clark County School District 1998 Building Program, the Clark County School district has opened 14 new schools for the 2004-2005 school year alone. In 1998 Clark County voters approved a bond issue for an additional $3.5 billion to build a total of 88 new schools (50 elementary schools, 22 middle schools, and 16 high schools) to accommodate an anticipated 15,980 new students a year, a number that is expected to increase to 18,049 students per year over the next decade. To date, 69 of these schools have already been built.

In addition to schools, population growth has created a need for all types of retail services. For example, over the past seven years, a national pharmacy chain has built 30 drug stores in Clark County. Commercial stores, gas stations, storage units, restaurants and bars, and clothing stores are among the services that have followed the population growth. Three new hospitals have recently opened in Clark County. As a result, we expect to see an increase in medical support facilities and doctors’ offices, especially with the retiree population continuing to grow. Also, the increase of products and services at the retail level require additions to the wholesale, warehouse and transportation sectors.

We believe that the economic growth in Clark County, the population growth and the accompanying need for infrastructure presents the following significant opportunities:

•	Deposit Growth Opportunities. According to the FDIC, deposits in Clark County grew from $15 billion to $34 billion between June 2001 and June 2005, a compound annual growth rate of 22%.

•	Loan Growth Opportunities. Increased residential and commercial development as well as the infrastructure growth in Clark County has offered more and larger lending opportunities for us.

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

Both lending personnel and the business development staff who have a primary emphasis on deposit growth utilize this program to determine pricing for products. Some of the applications are summarized below:

•	Lending. Senior management establishes a minimum return on equity “hurdle” rate for each particular loan type, which is influenced by the pricing of credit and the revenue derived from various deposits generated. We pay incentives to our lenders based on maximizing the relationship return on equity. We have found that the lenders have become far more conscientious about pricing credit, as well as their ability to secure low cost deposits. Additionally, our pricing model has placed added emphasis on risk and return. The credit risk rating influences the costs associated with the credit and therefore influences pricing when additional risk is assumed.

•	Deposits. We have a very active business development culture and have developed a specific incentive plan for deposit gathering. The pricing model takes into account the interest expense associated with a deposit relationship and, through transfer pricing, helps determine the profitability of a deposit relationship. Since non-interest bearing deposits have no interest expense associated with them, the return on equity is high for that product and thus, the payout incentive to the business development staff is high.

Management continues to emphasize the utilization of variable rate pricing for the majority of all loan commitments. Among the variety of credit products provided, only the permanent commercial real estate loan has competitive pressure to provide a fixed rate loan. We have remained competitive with a fixed rate product that adjusts every 36 months tied to an index of prime or LIBOR.

We originate a variety of loans, including commercial real estate loans, secured and unsecured C&I loans, residential real estate loans, SBA loans, and, to a lesser extent, consumer loans. In addition to direct loan origination, we also utilize our relationships within the banking industry to participate in loans that fit our criteria. The amount of our participation loans at December 31, 2005 constituted approximately 7.4% of our total loan portfolio. When we consider the purchase of an interest in a participation, we apply our existing policies and procedures to the credit. Proven cash flow and an independent secondary source of repayment remain as the critical measurements of credit risk.

Once we have booked an interest in a purchased participation loan, we strive to apply the same monitoring and credit quality assessment as we do for credits that we originate. These monitoring and assessment procedures include review of information supplied by borrowers pursuant to loan agreements as well as both internal and external loan review of the credit. To date, we have not suffered any loss on a loan purchased from another originator. We expect that our own originations will continue to be the primary source of our loan growth.

Our customers are generally comprised of the following groups:

•	real estate developers in need of land, construction and permanent financing for commercial and residential developments;

•	small- to medium-sized businesses in need of secured and unsecured lines of credit or permanent C&I loans;

•	professionals and service providers in need of operating facilities.

We manage our loan portfolio to provide for an adequate return, but also to provide a diversification of risk. Historically, we have maintained very high asset quality. Our lending activities are concentrated in four main categories, as described below.

Commercial Real Estate Loans. We have a strong focus in the origination of commercial real estate, or CRE, loans. Our CRE loans fall into three sub-categories—raw land, construction and term loans on completed projects. Construction and acquisition and development lending currently constitutes approximately 36% of total commercial real estate loans at December 31, 2005. Raw land loans and term loans on completed projects constituted approximately 15% and 49%, respectively, of total CRE loans at December 31, 2005.

To manage our concentration of loans in commercial real estate and the inherently higher risk of construction lending (see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Allowance for Loan Losses”), we seek diversification through maintaining a broad base of borrowers and by adjusting our exposure to property types based on overall strength in a particular sector, which includes a variety of factors such as vacancy trends. During the past several years, the retail segment of the market has been strong, with low vacancies, while other segments of the commercial real estate market have experienced weaker fundamentals. Currently, a large portion of our portfolio is in the retail sector. As of December 31, 2005, our CRE loan portfolio, including construction loans, was comprised of the following property types:

Loan Type	$ Outstanding	% of Loan Portfolio
	(In millions)
Retail	$156	23%
Office	$131	20%
Industrial	$61	9%
Hotel/Casino	$21	3%
Restaurant/Bar	$11	2%
Other	$19	3%

Total	$399	60%

We have historically maintained very strong credit quality. We generally underwrite loans with a minimum equity position of 25% (or a maximum loan to value of 75%) and a minimum debt coverage ratio of 1.25:1. We also seek to lend to developers who have already entered into leases for the subject property, however, we are willing to provide loans for speculative development but only if the borrower has the ability to service the debt independent of the anticipated success of the subject property and can demonstrate such ability to our satisfaction.

We have also increased our focus on owner-occupied real estate. Consistent with our strategic plan to reduce our cost of funds, we have found this often includes many core business opportunities with professionals such as attorneys, engineers, architects, doctors and dentists. These types of businesses also provide reliable depository relationships.

We have been active in both the construction lending and permanent financing of our CRE portfolio. Construction and raw land loans are short term in nature and generally do not exceed 18 months. Permanent commitments are primarily restricted to no greater than 10 year maturities with rate adjustment periods every 36 months when fixed commitments exist.

Commercial and Industrial Loans. We offer a variety of commercial loan products including lines of credit for working capital, term loans for capital expenditures and commercial stand-by letters of credit. As of December 31, 2005, we had $126 million of C&I loans outstanding and C&I commitments of $68 million. Lines of credit typically have a 12-month commitment and will be secured by the trading asset that is being financed. In cases of larger commitments, a borrowing base certificate may be required to determine eligible collateral and advance parameters. Term loans seldom exceed 60 months, but in no case, exceed the depreciable life of the tangible asset being financed.

We are a “Preferred Lender” with the Small Business Administration, or SBA. Our strategic plan calls for a much greater production of SBA loans. We offer both SBA 7a and SBA 504 programs. Under the 7a program, loans up to $150,000 are guaranteed up to 85% by the SBA. Under current SBA guidelines, 7a loans in excess of $150,000 but not in excess of $2,000,000 are guaranteed up to 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA documentation guidelines. Subject to balance sheet needs and premium yields, we anticipate strong growth in this product and a continued philosophy to increase non interest income by selling these assets. We will continue to service the loans for a fee.

In 2002, we introduced our Express Loan program. All commercial credits less than $250,000 are underwritten by this department. We utilize credit scoring software to assist us with the credit decision process. This has resulted in far greater efficiency. Borrowers realize a 24-hour turn around time on loan decisions and have been willing to pay a premium for this service.

Residential Real Estate Loans. The majority of new home construction in the greater Las Vegas area is conducted by the large national/regional home builders that have direct access to capital markets. We have selectively participated with some of the small local home builders that continue to have success with in-fill parcels that have demonstrated high demand. As of December 31, 2005, our residential real estate loan portfolio was comprised of $134 million in loans, including both acquisition and development loans and new home construction totaling $64 million. These commitments extend up to 18 months and include both acquisition and development loans and new home construction. We do not participate in permanent mortgage financing in this segment, rather we have elected to broker these loans for a fee.

Consumer Lending. We have used consumer credit as a complementary product to our primary product line. Our approach to consumer credit is as a “value added” product for our business customers. We offer competitively priced products with an emphasis in the marketing towards the business owner and the work force of that client. Our products include home equity credit lines, automobile loans, personal lines of credit and home improvement loans.

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

•	Individual Authorities. Selected loan officers have approval authority up to $750,000 for secured loans and up to $150,000 for unsecured transactions. The Chief Executive Officer, the President and Chief Operating Officer, and the Chief Credit Officer have approval authority of up to $2,000,000 for secured loans and up to $750,000 for unsecured loans.

•	Senior Loan Committee. The Senior Loan Committee consists of the Chief Executive Officer, the President and Chief Operating Officer, Chief Credit Officer and the managers of Commercial Lending and Commercial Real Estate. It has approval authority up to $6,000,000 for secured loans and up to $1,500,000 for unsecured loans.

•	Board Loan Committee. The Board Loan Committee consists of all of the members of the Board of Directors of Community Bank of Nevada. It has approval authority up to our legal lending limits. For the Bank, our legal lending limit was approximately $20.9 million at December 31, 2005.

Loan Grading and Loan Review. We seek to quantify the risk in our lending portfolio by maintaining a loan grading system consisting of eight different categories (Grades 1-8). The grading system is used to determine, in part, the provision for loan losses. The first four grades in the system are considered satisfactory. The other four grades range from a “Watch/Pass” category to a “Doubtful” category. These four grades are further discussed below under the section subtitled “Classified Assets.”

The originating loan officer initially assigns a grade to each credit as part of the loan approval process. Such grade may be changed as a loan application moves through the approval process. In addition to any dollar limitations that may require higher credit approval authority, each loan over $500,000 that is graded “Watch/Pass” or worse requires prior approval of the Board of Directors of Community Bank of Nevada.

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

Classified Assets. Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, classify them. We use grades 5-8 of our loan grading system to identify potential problem assets and consider substandard and doubtful grades. There were $4.7 million, $1.5 million, $3.1 million and $4.3 million in classified loans at December 31, 2005, 2004, 2003 and 2002, respectively.

The following describes grades 5-8 of our loan grading system:

•	Watch/Pass—Grade 5. Generally these are assets that display negative trends or other causes for concern. This grade is regarded as a transition category. We will either upgrade the credit if meaningful progress is evident within six months, or downgrade the credit to a more severe grade as appropriate.

•	Special Mention—Grade 6. These assets have potential weaknesses that may result in deterioration of the repayment prospects and, therefore, deserve the attention of management. Usually, these assets are long-term problems that are likely to remain and require management action plans. These loans exhibit an increasing reliance on collateral for repayment.

•	Substandard—Grade 7. These assets are inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Although loss may not be imminent, if the weaknesses are not corrected, there is a good possibility that we will sustain some loss.

•	Doubtful—Grade 8. These assets have all the weaknesses inherent in an asset classified as “substandard,” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, highly questionable and improbable. At the point where a loss is identified, all or that portion deemed a loss is immediately classified as “Loss” and charged off.

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

To mitigate and proactively manage these areas of risk, we have established sound procedures and committed experienced human resources to this effort.

We have focused on enhancing three functions:

•	Credit Administration continues to be enhanced by seasoned lenders (underwriting) and administrative staff (post-closing review). Credit Administration maintains all credit policies and procedures, loan documentation, disbursement of loan proceeds concentration analysis and to review the integrity of the credit risk rating system.

•	Operations Support has the primary responsibility to manage the identified risks such as wires, check fraud, Bank Secrecy Act and identity theft. Additionally, they ensure we are compliant with all applicable laws and regulations.

•	The Audit and Compliance department has also been expanded under the direction of the Audit Committee. Also, we have hired an Executive Vice President/Chief Risk Manager, as well as additional audit staff. This staff of professionals regularly examines all of the areas of known risk and reports the findings to Executive Management and the Audit Committee.

We believe that the established organization allows management to maintain an accurate understanding of risk levels at all times. With this level of understanding, strategic plans are developed with the necessary risk parameters to adequately protect our capital.

Investment Activities

Our investment strategy is designed to be complementary to and interactive with our other activities (i.e. cash position; borrowed funds; quality, maturity, stability and earnings of loans; nature and stability of deposits; capital and tax planning). The target percentage for our investment portfolio is between 10% and 25% of total assets. At December 31, 2005, our total investment portfolio was 10.6%. Our general objectives with respect to our investment portfolio are to:

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

Investment securities consist primarily of US government agency issues, municipal bonds and mortgage-backed securities. In addition, for bank liquidity purposes, we use Federal Funds Sold, which are temporary overnight sales of excess funds to correspondent banks.

All of our investment securities are classified as “available for sale” or “held to maturity” pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. Held to maturity securities are those securities that we have both the intent and the ability to hold to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount.

Our securities portfolio is managed in accordance with guidelines set by our Investment Policy. Specific day-to-day transactions affecting the securities portfolio are managed by our Chief Financial Officer. In accordance with our written Investment Policy, all executions also require the prior written approval of the Chief Executive Officer or President. These securities activities are reviewed monthly or more often, as needed, by our Investment Committee and are reported monthly to our Board of Directors.

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

Concentrations/Customers

No individual or single group of related accounts is considered material in relation to our assets or deposits or in relation to our overall business. However, approximately 80% of our loan portfolio at December 31, 2005 consisted of real estate-secured loans, including commercial loans secured by real estate, construction loans and real estate mortgage loans. Moreover, our business activities are focused in the greater Las Vegas area. Consequently, our business is dependent on the trends of this regional economy and, in particular, the commercial and residential real estate markets. At December 31, 2005, we had 161 loans in excess of $1 million each, totaling $493 million. These loans comprise approximately 13.1% of our loan portfolio by number of loans and 74.4% by total loans outstanding. Not including credit card and consumer overdraft lines and purchased participation loans, our average loan size is approximately $545,000.

Deposit Products and Other Sources of Funds

Our primary sources of funds for use in our lending and investing activities consist of:

•	deposits;

•	maturities and principal and interest payments on loans and securities;

•	other borrowings; and

•	funds down-streamed into Community Bank of Nevada, from time to time by Community Bancorp.

We closely monitor rates and terms of competing sources of funds and utilize those sources that we believe to be the most cost effective, consistent with our asset and liability management policies.

Deposits. An important balance sheet component impacting our net interest margin is the composition and cost of our deposit base. We can improve our net interest margin to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, or total deposits less CDs greater than $100,000, commonly referred to as Jumbo CDs. We attempt to price our deposit products in order to promote deposit growth and satisfy our liquidity requirements and offer a variety of deposit products in order to satisfy our customers’ needs. At December 31, 2005, we had no single customer whose total average deposits were 10% or more of the Company’s total average deposits.

We provide a wide array of deposit products. We have historically relied upon, and expect to continue to rely upon, deposits to satisfy our needs for sources of funds. We offer regular checking, savings, NOW and money market deposit accounts; fixed-rate, fixed maturity retail CDs ranging in terms from 30 days to two years; individual retirement accounts. For business customers, we provide courier service to pick up non-cash deposits, and for those customers that use large amounts of cash, we arrange for armored car and vault service. We are not reliant on escrow deposits, which constitute less than 3% of total deposits.

We intend to continue our efforts at attracting deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. Also, we believe that we have the ability to attract sufficient additional funding by re-pricing the yields on our CDs and/or obtaining brokered deposits in order to meet loan demands during times that growth in core deposits differs from loan demand.

In addition to our traditional marketing methods, we attract new clients and deposits by:

•	expanding long-term business customer relationships, including referrals from our customers, and

•	building deposit relationships through our branch relationship officers who are compensated based upon the profitability of such relationships.

Other Borrowings. We may occasionally use our Federal Funds lines of credit to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. We have three Fed funds lines with other financial institutions pursuant to which we can borrow up to $19 million on an unsecured basis. These lines may be terminated by the respective lending institutions at any time.

We also borrow from the Federal Home Loan Bank, or FHLB, pursuant to an agreement to obtain advances based on a blanket lien on all loans secured by real estate and all business loans. As of December 31, 2005, we had $16 million in short term advances, of which $1.0 million was acquired with Bank of Commerce. In 2005, we obtained a $15 million short term advance for funding purposes associated with the increase in our loan portfolio.

Employees

We had a total of 157 full-time and 9 part-time employees at December 31, 2005.

Competition

The banking and financial services business in Clark County, Nevada, generally, and in the greater Las Vegas area, in particular, is highly competitive. This increasingly competitive environment primarily comes as a result of growth in community banks, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

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

Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computers and ATMs.

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

Compliance

In order to assure that we are in compliance with the laws and regulations that apply to our operations, including those summarized below, in 2005, we hired a Chief Risk Manager and staffed an internal audit department. We also employ a Compliance Officer. We are regularly reviewed by the Board of Governors of the Federal Reserve System, or the Federal Reserve, and the Nevada Department of Business and Industry, Financial Institutions Division, or the Nevada FID, during which reviews such agencies assess our compliance with applicable laws and regulations. Based on the assessments of our outside compliance auditors and the Federal Reserve and Nevada FID, we believe that we materially comply with all of the laws and regulations that apply to our operations.

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

As a financial holding company, Community Bancorp may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. Activities that are financial in nature include:

•	securities underwriting;

•	dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and brokerage;

•	merchant banking; and

•	activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In order to remain a financial holding company, Community Bank of Nevada must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with such requirements or correct any non-compliance within a fixed time period could lead to divesture of subsidiary banks or require us to conform all of our activities to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (2) acquiring all or substantially all of the assets of another bank or bank holding company or (3) merging or consolidating with another bank holding company.

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

State Law Restrictions. As a Nevada corporation, Community Bancorp is subject to certain limitations and restrictions under applicable Nevada corporate law. For example, state law restrictions in Nevada include limitations and restrictions relating to indemnification of directors, maintenance of books, records and minutes, and observance of certain corporate formalities.

Regulation as a Public Company. Community Bancorp’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of such Act.

Federal and State Regulation of Community Bank of Nevada

General. Community Bank of Nevada is a Nevada state chartered commercial bank with deposits insured by the FDIC. The bank is also a member of the Federal Reserve System. As a result, Community Bank of Nevada is subject to supervision and regulation by the Nevada FID and the Federal Reserve. These agencies have the authority to prohibit banks from engaging in activities that constitute unsafe or unsound banking practices.

Lending Limits. State banking law generally limits the amount of funds that a bank may lend to a single borrower to 25% of stockholders’ equity and allowance for loan and lease losses.

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

Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Under Nevada state law, if the stockholders’ equity of a Nevada state chartered bank becomes impaired, the Commissioner of the Nevada FID will require the bank to make the impairment good. Failure to make the impairment good may result in the Commissioner’s taking possession of the bank and liquidating it.

Dividends. The principal source of Community Bancorp’s cash reserves are dividends received from Community Bank of Nevada. Nevada law imposes certain restrictions on a bank’s ability to pay dividends and prohibits a bank from paying dividends if doing so would reduce its stockholders’ equity below (i) the initial stockholders’ equity of the bank, or (ii) 6% of the total deposit liability of the bank, as determined by the Nevada FID.

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

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But predatory lending typically involves at least one, and perhaps all three, of the following elements:

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

Federal Reserve regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the Home Ownership and Equity Protection Act of 1994:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•	subordinate-lien loans of 10 percentage points above Treasury securities, and

•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars “loan flipping” by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law, stating loans should not be made to those unable to repay them, unless documentation is maintained proving that the borrower has the ability to repay the loan. Lenders that violate these regulations face cancellation of loans and penalties equal to the finance charges paid. We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operations.

Privacy

Federal banking laws limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to opt out of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented its privacy policies in accordance with the laws.

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

Congress passed a recent bill that merges the Bank Insurance Fund with the Savings Association Insurance Fund, which was the equivalent insurance fund managed by the FDIC for savings institutions. The bill also increases insurance amounts for certain retirement accounts. In future years, the insurance provided for deposit accounts will be increased by an inflation index. We do not believe this recent bill will increase our deposit premiums.

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are risk-based, meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the capital adequacy guidelines, the capital of an institution is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. These risk weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4%, and a minimum total risk-based ratio of 8%.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, regulators generally expect an additional 1% to 2%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. Both Community Bancorp and Community Bank of Nevada were “well capitalized” as of December 31, 2005.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002, or SOX, was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one audit committee financial expert.

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

As a public reporting company, we are subject to the requirements of SOX and related rules and regulations issued by the SEC and NASDAQ. We have incurred, and anticipate that we will continue to incur, additional expense as a result of SOX, but we do not expect that such compliance will have a material impact on our business. In addition, other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the securities laws have also significantly increased, and will be expected to continue to increase. In our first full year as a public company, we implemented Section 404 of SOX, which included additional internal audit staff, as well as the assistance of a consulting company.

Anti-terrorism Legislation

USA Patriot Act of 2001. In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001 was signed. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The U.S. Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. Congress recently passed a bill extending portions of the Patriot Act, and President Bush is expected to sign such bill into law. While we believe the Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

Bank Secrecy Act

The Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970 (the “Bank Secrecy Act”) is a disclosure law that forms the basis of the US federal government’s framework to prevent and detect money laundering and to deter other criminal enterprises. Following the September 11, 2001 terrorist attacks, an additional purpose was added to the Bank Secrecy Act: “To assist in the conduct of intelligence or counter-intelligence activities, including analysis, to protect against international terrorism.” Under the Bank Secrecy Act, financial institutions such as Community Bank of Nevada are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency. This, in turn, allows law enforcement officials to create a paper trail for tracing illicit funds that resulted from drug trafficking or other criminal activities. Among other requirements, the Bank Secrecy Act requires financial institutions to report imports and exports of currency in the amount of $10,000 or more and, in general, all cash transactions of $10,000 or more. We have established a Bank Secrecy Act compliance policy under which, among other precautions, we keep currency transaction reports to document cash transactions in excess of $10,000 or in multiples totaling more than $10,000 during one business day, monitor certain potentially suspicious transactions such as the exchange of a large number of small denomination bills for large denomination bills, and scrutinize electronic funds transfers for Bank Secrecy Act compliance.

Nonbank Entities

We have two nonbank entities: Community Bancorp (NV) Statutory Trust I and Community Bancorp (NV) Statutory Trust II, both Connecticut statutory trusts. These entities are subject to the laws and regulations of both the federal government and the state in which they conduct business.

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

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Factors Relating to Our Market and to Our Business

A deterioration in economic conditions and a slow down in growth generally, as well as a slowdown in gaming and tourism activities in particular, could adversely affect our business, financial condition, results of operations and prospects. Such deterioration could result in a variety of adverse consequences to us, including a reduction in net income and the following:

•	loan delinquencies may increase, which would cause us to increase loan loss provisions;

•	problem assets and foreclosures may increase, which could result in higher operating expenses, as well as possible increases in our loan loss provisions;

•	demand for our products and services may decline including specifically, the demand for loans, which would cause our revenues, which include net interest income and non-interest income, to decline; and

•	collateral for loans made by us may decline in value, reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans, which could cause decreases in net interest income and increasing loan loss provisions.

The greater Las Vegas area economy has grown dramatically during the past several years. The failure of this economy to sustain such growth in the future could seriously affect our ability to grow and to be profitable.

Our assets have enjoyed substantial growth with an annual compounded growth rate of 30.9% for the four-year period ending December 31, 2005. In large part, our growth has been fueled by the significant growth in the greater Las Vegas area. Diminished growth of this market in the future could have a significant adverse impact on our continued growth and profitability.

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

An expansion of permissible gaming activities in other states, particularly in California, may lead to a decline in gaming revenue in Las Vegas, which could hurt our business and our prospects.

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

A terrorist act, or the mere threat of a terrorist act, may adversely affect the Las Vegas economy and may cause substantial harm to our business.

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

Future growth of the greater Las Vegas area is dependent, among other things, on the availability of water, and any restrictions imposed by the government on water consumption could curtail future development, which has been a source of growth in our loan portfolio.

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

The value of real estate in the greater Las Vegas area is influenced by the distribution policies of the federal Bureau of Land Management. A change in such distribution policies could affect the value of real estate, which, in turn, could negatively affect our real estate loan portfolio.

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

At December 31, 2005, 80% of our loan portfolio was comprised of loans secured by real estate. Raw land loans, which are included in the categories below, represent approximately 20% of our total loans secured by real estate. Of the loans secured by real estate, approximately:

•	59% are construction and land development loans, including raw land;

•	35% are commercial real estate loans; and

•	6% are residential real estate loans.

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

In addition, banking regulators have recently issued proposed guidance regarding institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions that exceed certain levels of commercial real estate lending may be required, in the future, to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. If and when this proposed guidance becomes final, we may be subject to enhanced regulatory scrutiny and subject to higher capital requirements.

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

We have grown from $304 million in total assets, $247 million in gross loans and $277 million in total deposits at December 31, 2001, to $893 million in total assets, $663 million in gross loans and $725 million in total deposits at December 31, 2005. Our business strategy calls for, among other things:

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

A component of our business strategy is to expand into high growth markets by opening new branches or organizing new banks and/or acquiring of other financial institutions. We may not be able to successfully implement this part of our business strategy, and therefore our market value and profitability may suffer.

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

Besides the acquisition of existing financial institutions, we may consider the organization of new banks in high growth areas, especially in markets outside of the greater Las Vegas area such as California or Arizona. To date we have not specifically identified any market area where we plan to organize a new bank. Any organization of a new bank carries with it numerous risks, including the following:

•	inability to obtain all required regulatory approvals;

•	significant costs and anticipated operating losses during the application and organizational phases, and the first years of operations of the new bank;

•	inability to secure the services of qualified senior management;

•	local market may not accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank; and

•	additional strain on management resources and internal systems and controls.

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

Our business would be harmed if we lost the services of any of our executive management team.

We believe that our success to date and our prospects for success in the future are substantially dependent on our executive management team, which includes our Chief Executive Officer, President and Chief Operating Officer, Executive Vice President/Chief Financial Officer, Executive Vice President/Chief Credit Officer, Executive Vice President/Credit Administrator, Executive Vice President/Director of Operations and our Executive Vice President/Chief Risk Manager. The loss of the services of any of these persons could have an adverse effect on our business. We have employment agreements with our Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President/Chief Financial Officer. In light of the relatively small pool of persons involved in the greater Las Vegas area banking industry, we could have difficulty replacing any of our executive management team or senior officers with equally competent persons who are also familiar with our market area.

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

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse affect on our business. Most of our loans, or approximately 80%, are secured by real estate. Community Bank of Nevada’s legal lending limit is approximately $21 million. At December 31, 2005, we had 161 loans in excess of $1 million each, totaling $493 million. These loans comprise approximately 13.1% of our loan portfolio by number of loans and 74.4% by total loans outstanding. Our average loan size at December 31, 2005 was approximately $545,000 (excluding credit card, overdraft and purchased participation loans). This relatively large average loan size, while an advantage from a cost generation standpoint, can adversely impact us if one or more of these larger loans becomes delinquent, unstable, impaired, uncollectible or inadequately collateralized.

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

Provisions in our articles of incorporation and bylaws may limit the ability of another party to acquire us.

Various provisions of our articles of incorporation and by-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These provisions provide for, among other things, advance notice for nomination of directors and limitations on the ability of shareholders to call a special meeting of shareholders, which can make minority shareholder representation on the board of directors more difficult to establish.

We are subject to extensive government regulation. These regulations could adversely affect our business, financial condition, results of operations or cash flows.

We are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations. We cannot assure you that these proposed laws, rules and regulations or any other laws, rules or regulations will not be adopted in the future, which could adversely affect our business, financial condition, results of operations or cash flows.

Our Stock Trades Less Frequently Than Others.

Although our common stock is listed for trading on the Nasdaq National Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our Stock Price Is Affected by a Variety of Factors.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to our company.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding our company and/or its competitors.

Our Common Stock Is Not An Insured Deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own the buildings and land for five of our offices. These properties are not subject to any mortgages or encumbrances and consist of the following:

•	Rainbow branch located at 1400 S. Rainbow, Las Vegas, Nevada, which is 9,600 square feet.

•	Maryland Parkway branch located at 2887 S. Maryland Parkway, Las Vegas, Nevada, which is 5,600 square feet.

•	Summerlin branch located at 7676 W. Lake Mead Blvd., Las Vegas, Nevada, which is 9,700 square feet.

•	Green Valley branch located at 1441 W. Warm Springs, Henderson, Nevada, which is 5,600 square feet.

•	Sahara branch located at 7580 W. Sahara Avenue, Las Vegas, Nevada, which is 11,100 square feet, of which 6,281 square feet is leased to an unrelated third party.

We lease approximately 10,500 square feet for our City Centre Branch located at 400 South 4th Street, Las Vegas, Nevada. Our headquarters and administration offices are also located in the City Centre site. The lease is for a ten-year term, expiring August 31, 2012. Our current monthly rent is $25,308, which increases to $29,063 by the end of the lease.

In the second half of 2005, our Russell branch and offices were opened at 8945 W. Russell Road, near Interstate 215 in Las Vegas. The office is leased space for the branch, human resources, operations support, internal audit, compliance and the real estate lending department. The initial base rent is approximately $38,000 per month beginning in October 2005. For each year following, the rent will be increased by approximately 2%. The lease expires on October 31, 2015. The agreement includes three 5-year renewal options.

As a result of the merger with Bank of Commerce, we acquired three new branches, of which two are leased spaces. The Sunset branch has approximately 6,000 square feet located in Henderson, Nevada. This is an operating lease with an unrelated third party with a base rent of $9,533 per month as of December 31, 2005. The rent increases based on the cost of living increase for the preceding period based on the average for the United States set forth in the Consumer Price Index for Urban Wage Earners and Clerical Workers for all Items, published by the Bureau of Labor Statistics of the United States Department of Labor (CPI). The lease expires on July 31, 2011. The lease includes the right to extend the term for three additional 5-year periods.

The Decatur office has 4,814 square feet, located at the intersection of Decatur Boulevard and Hacienda Avenue in southwest Las Vegas. This is an operating lease with an unrelated third party with a base rent of $12,083 per month as of December 31, 2005. The rent increases annually based on the cost of living increase for the preceding period based on the average CPI. The lease expires on March 31, 2018. The Company may extend the term of this lease for one additional 5-year period.

Although our strategic plan currently calls for one additional branch per year from 2006 through 2008, management believes that our existing facilities are adequate for our present purposes.

We also have two loan production offices, which are leased spaces: the San Diego loan production office with an initial base rent of $1,400 per month and the Phoenix loan production office with a base rent of approximately $2,500 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the NASDAQ National Market under the symbol “CBON” on December 10, 2004.

Prior to our IPO there had been no public market for our common stock. Our common stock had been traded, from time to time, by individuals on a negotiated basis between the parties. The following table sets forth those trades since January 1, 2004 through December 9, 2004 of which we have knowledge, including the quarter in which the trades occurred, the aggregate number of shares traded during such quarter and the range of sales price per share:

Period	Number of Shares	Price Per Share
1st quarter 2004	50	$9.00
2nd quarter 2004	3,000	$9.00
3rd quarter 2004	N/A	N/A
October 1, 2004—December 9, 2004	N/A	N/A

In the IPO shares of our common stock were sold for $23.00 per share. The following table sets forth the low and high trading prices for the period from December 10, 2004 through December 31, 2004 and each quarterly period in 2005:

	Trading Prices
Period	Low	High
December 10, 2004—December 31, 2004	$27.51	$33.00
1st quarter 2005	$25.03	$30.90
2nd quarter 2005	$23.35	$32.00
3rd quarter 2005	$30.57	$34.75
4th quarter 2005	$30.07	$33.99

Holders

As of January 27, 2006, there were approximately 1,183 stockholders of record of our common stock. At such date, our directors and executive officers owned approximately 15% of our outstanding shares. There are no other classes of common equity outstanding.

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

Additionally, our junior subordinated debt agreements contain provisions which prohibit the paying of dividends if we have deferred payment of interest on outstanding trust preferred securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, dividends paid by Community Bank of Nevada to Community Bancorp would be prohibited if the effect thereof would cause Community Bank of Nevada’s capital to be reduced below applicable minimum capital requirements. For a discussion of the regulatory limitations on Community Bank of Nevada’s ability to pay dividends, see “Supervision and Regulation—Federal and State Regulation of Community Bank of Nevada—Dividends.”

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data—Community Bancorp

The selected financial information in the table below as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 is derived from our audited consolidated financial statements. Results for past periods are not necessarily indicative of results that may be expected for any future period.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001 (1)
	(Dollars in thousands, except share, per share and percentage data)
Consolidated Income Data:
Interest income	$46,337	$30,038	$27,143	$25,449	$24,119
Interest expense	12,511	6,862	7,453	8,709	10,737

Net interest income	33,826	23,176	19,690	16,740	13,382
Provision for loan losses	1,085	922	1,723	1,958	1,909

Net interest income after provision for loan losses	32,741	22,254	17,967	14,782	11,473
Non-interest income	2,275	1,489	1,563	1,392	1,670
Non-interest expense	20,512	15,946	12,020	9,112	8,460

Income before income taxes	14,504	7,797	7,510	7,062	4,683
Provision for income taxes	4,439	2,376	2,295	2,337	1,526

Net Income	$10,065	$5,421	$5,215	$4,725	$3,157

Share Data:
Earnings per share—basic	$1.45	$1.13	$1.13	$1.03	$0.69
Earnings per share—diluted	1.42	1.10	1.10	1.01	0.68
Dividend payout ratio (2)	N/A	5.31%	7.96%	5.83%	8.70%
Book Value per share	$14.47	$11.49	$6.96	$5.91	$4.87
Shares outstanding at period end	7,374,712	6,747,673	4,629,580	4,607,040	4,582,040
Weighted average shares outstanding—basic	6,964,719	4,798,922	4,620,744	4,591,026	4,579,653
Weighted average shares outstanding—diluted	7,091,311	4,940,977	4,729,021	4,682,486	4,675,917

Consolidated Balance Sheet Data:
Cash and cash equivalents	$86,904	$67,254	$36,005	$33,537	$8,974
Investments and other securities	97,204	86,260	70,093	63,596	39,271
Gross loans	663,407	403,270	350,082	293,535	247,182
Allowance for loan losses	8,117	6,133	5,409	4,688	3,700
Assets	892,708	573,961	463,431	400,571	304,058
Deposits	725,088	476,252	403,713	351,584	277,422
Junior subordinated debt	36,083	15,464	15,464	15,464	—
Stockholders’ equity	106,749	77,553	32,201	27,212	22,336

	Year Ended December 31,
	2005	2004	2003	2002	2001 (1)
	(Dollars in thousands, except share, per share and percentage data)

Selected Other Balance Sheet Data:
Average assets	$703,556	$523,766	$436,843	$356,097	$292,866
Average earning assets	660,218	498,578	416,742	336,682	276,228
Average stockholders’ equity	88,664	35,910	29,279	24,729	21,186

Selected Financial Ratios:
Return on average assets	1.43%	1.04%	1.19%	1.33%	1.08%
Return on average stockholders’ equity	11.4%	15.1%	17.8%	19.1%	14.9%
Net interest margin (3)	5.12%	4.65%	4.72%	4.97%	4.84%
Efficiency Ratio (4)	56.8%	64.7%	56.6%	50.3%	56.2%

Capital Ratios:
Average stockholders’ equity to average assets	12.60%	6.86%	6.70%	6.94%	7.23%
Leverage Ratio	13.09%	16.91%	8.96%	8.84%	7.06%
Tier 1 Risk-Based Capital ratio	14.20%	19.66%	11.18%	11.03%	8.58%
Total Risk-Based Capital ratio	16.29%	20.92%	13.61%	14.14%	9.83%

Selected Asset Quality Ratios:
Non-performing loans to total loans (5)	0.14%	0.24%	0.66%	1.10%	2.26%
Non-performing assets to total loans and OREO	0.14%	0.78%	1.00%	1.99%	3.29%
Non-performing assets to total assets (6)	0.10%	0.55%	0.76%	1.47%	2.71%
Allowance for loan losses to total loans	1.22%	1.52%	1.55%	1.60%	1.50%
Allowance for loan losses to non-performing loans	887.1%	633.6%	233.7%	145.0%	66.2%
Allowance for loan losses to non-performing assets	887.1%	194.3%	154.2%	79.6%	45.0%
Net charge-offs (recoveries) to average loans	0.01%	0.05%	0.31%	0.36%	0.47%

(1)	Community Bank of Nevada data only. The holding company reorganization was completed August 2002.
(2)	There were no dividends declared in 2005. The dividend payout ratios for 2004 and 2003 are based on stock dividends, the ratio for 2002 is based on both stock and cash dividends, the ratios for years prior to 2002 are based on cash dividends.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Efficiency ratio represents non-interest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and non-interest income.
(5)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.
(6)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and footnotes to the consolidated financial statements included in Item 8 of this Report as well as “Item 1A. Risk Factors.”

Segment information is not presented since all of the Company’s revenues are attributable to one operating segment.

Overview

Since we commenced operations in 1995, we have experienced strong growth and profitability. Our growth is fueled by the significant population and economic growth of the greater Las Vegas area where we operate. The growth in the greater Las Vegas area has accompanied significant investments in the gaming and tourism industry. The significant population increase has resulted in an increase in the acquisition of raw land for residential and commercial development, the construction of residential communities, shopping centers and office buildings, and the development and expansion of the businesses and professions that provide essential goods and services to this expanded population. Our results have been influenced by the following strategies, which we implemented in order to benefit from these market factors:

•	provide competitive commercial real estate loans, construction loans and land acquisition, development loans, and C&I loans to high quality borrowers;

•	focus and commitment to profitable banking relationships;

•	encourage business development of profitable customer relationships with a “pay for performance” compensation culture;

•	reduce our cost of funds by attracting a higher share of non-interest bearing deposit accounts;

•	maintain disciplined controls over non-interest expense in order to consistently grow on a profitable basis;

•	strengthen our underwriting standards and credit administration functions as well as increase lending capacity by the growth in capital base; and

•	add seasoned professionals to the staff with banking expertise, local market knowledge and a network of client relationships.

	Key Financial Measures
	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands except per share data)
Net Income	$10,065	$5,421	$5,215
Basic earnings per share	1.45	1.13	1.13
Diluted earnings per share	1.42	1.10	1.10
Total Assets	892,708	573,961	463,431
Gross Loans	663,407	403,270	350,082
Total Deposits	725,088	476,252	403,713
Net interest margin	5.12%	4.65%	4.72%
Efficiency Ratio	56.8%	64.7%	56.6%
Return on average assets	1.43%	1.04%	1.19%
Return on average equity	11.4%	15.1%	17.8%

Key Factors in Evaluating Financial Condition and Operating Performance

In 2005, the Company earned net income of $10.1 million, or $1.42 per diluted share. This represents a 85.7% increase over the $5.4 million net income, or $1.10 per diluted share, reported for 2004. The significant factors impacting net income for 2005 compared to 2004 were:

•	Strong organic loan growth due in part to the addition of new seasoned lending staff combined with the acquisition of Bank of Commerce in August 2005 led to a $260 million increase in gross loans and $16.3 million increase in interest income.

•	A 47 basis point increase in net interest margin helped drive a $10.6 million increase in net interest income.

•	In December 2004 as a result of our IPO, we took a non-recurring charge of $1.9 million in expenses ($1.3 million net of taxes) related to our Stock Appreciation Rights (SAR) Plan. In 2005, expenses related to the SAR Plan were $446 thousand, or $294 thousand after taxes.

•	We are incurring expenses for compliance with the various SEC and NASDAQ rules and regulations, including Section 404 of the Sarbanes-Oxley Act.

•	Non-interest expenses increased primarily due to the new staff, rent expense and depreciation expense added from the Bank of Commerce acquisition and costs associated with the implementation of the Sarbanes-Oxley Act.

As a community bank holding company, we focus on several key factors including:

•	return to our shareholders;

•	return on average assets;

•	asset quality;

•	asset growth; and

•	operating efficiency.

Return to our shareholders. Our return to our shareholders is measured in the form of return on average equity, or ROE. Our net income increased $4.6 million, or 85.7%, to $10.1 million for the year ended December 31, 2005 from $5.4 million for the same period 2004. This significant increase was partially due to an accrual for SAR in December 2004 resulting from the initial public offering. Excluding the effect of the SAR accrual, net income for the year ending 2005 increased 50.5% over the year ending 2004. This 50.5% increase year over year in net income was attributed to an increase in net interest income, with only a slight increase in loan loss provision and partially offset by an increase in operating expenses. Basic EPS as of December 31, 2005 increased 28.3% to $1.45 as compared to $1.13 as of December 31, 2004. Diluted EPS as of December 31, 2005 increased 29.1% to $1.42 as compared to $1.10 as of December 31, 2004. Our ROE decreased to 11.4% at December 31, 2005 compared to 15.1% for the same period in 2004 due to additional shares issued for the IPO and Bank of Commerce acquisition. Our average ROE for the three years ended December 31, 2005 was 14.8%.

Return on average assets. Our return on average assets, or ROA, is a measure we use to compare our performance with other banks and bank holding companies. Our ROA at December 31, 2005 was 1.43% compared to 1.04% for the same period 2004. The increase in ROA is partially due to the non-recurring SAR expense discussed above. See “Trends and Developments Impacting our Recent Results.”

Asset quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of non-performing loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a company. Non-performing loans totaled $915 thousand as of December 31, 2005 compared to $968 thousand at December 31, 2004. Non-performing loans as a percentage of total loans decreased to 0.14% as of December 31, 2005 compared to 0.24% at December 31, 2004. Non-performing assets were also $915 thousand as of December 31, 2005 compared to $3.2 million as of December 31, 2004. Non-performing assets as a percent of total assets were 0.10% as of December 31, 2005 compared to 0.55% at December 31, 2004. Net charge-offs to average loans were 0.01% as of December 31, 2005 as compared to 0.05% for the same period 2004. The average net charge-offs to average loans for the three years ended December 31, 2005 was 0.12%.

Asset growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 55.5% during 2005 from $574 million as of December 31, 2004 to $893 million as of December 31, 2005 and grew 30.9% by a compound annual growth rate, or CAGR, between December 31, 2001 and December 31, 2005. Total deposits increased 52.2% to $725 million as of December 31, 2005 compared to $476 million as of December 31, 2004 and had a CAGR of 27.2% between December 31, 2001 and December 31, 2005. Gross loans increased 64.5% to $663 million as of December 31, 2005 compared to $403 million as of December 31, 2004. Loans had a CAGR of 28.0% between December 31, 2001 and December 31, 2005.

Operating efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) decreased to 56.8% for 2005 compared to 64.7% for the same period in 2004. Our average efficiency ratio for the three years ended December 31, 2005 was 59.4%.

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

We evaluate our allowance for loan losses monthly. We believe that the allowance for loan losses, or ALLL, is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. For a discussion of the allowance and our methodology, see “Financial Condition—Allowance for Loan Losses.”

Like all financial institutions, we maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, peer group loss experience, size and complexity of individual credits and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on portfolio segmentation by loan type and risk grading, with a further evaluation of various quantitative and qualitative factors noted above.

We incorporate statistics provided through the FDIC regarding loss percentages experienced by banks in the western United States, as well as an internal five-year loss history to establish potential risk based on collateral type securing each loan. As an additional comparison, we examine local peer group banks to determine the nature and scope of their losses to date. Such examination provides a geographic-and size-specific flavor for trends in the local banking community. Finally, we closely examine each credit graded “Special Mention” and below to individually assess the appropriate loan loss reserve for a particular credit. See “Business—Classified Assets” for further description of our grading system.

We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

Although we believe the levels of the allowance as of December 31, 2005 and 2004, were adequate to absorb probable losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

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

Goodwill. In connection with our acquisition of Bank of Commerce in August 2005, we recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill pursuant to SFAS No. 141, Business Combinations. We will annually review the goodwill recorded for the acquisition for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on October 1. Goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives.

Trends and Developments Impacting Our Recent Results

Certain trends emerged and developments have occurred that are important in understanding our recent results and that are potentially significant in assessing future performance.

•	Record Setting Loan Growth Occurred in 2005. From inception, our loan growth has been significant each year. From 2001 to 2004, we experienced a compound annual growth rate of 18%. In 2005, our loan growth was 64.5%. Several factors can be directly attributed to this considerable growth, including the acquisition of Bank of Commerce (which accounted for approximately 26% of such growth at date of acquisition), the addition of eight well-seasoned local lenders, the appreciation of real estate values and the increase in lending limits obtained by increasing capital. With all of the above-referenced factors continuing forward in to 2006, and with considerable growth in the unfunded commitments (primarily construction loans) available to be advanced in 2006, we anticipate that this historical growth rate trend will continue.

•	Acquisition of Bank of Commerce. As part of our growth strategy, on August 26, 2005, we acquired Bank of Commerce. The acquisition contributed $104 million in gross loans and $118 million in deposits and was accretive to earnings in 2005. We continue to search for strategic acquisitions, however attempting to grow through acquisition does present risks, such as problems of finding suitable opportunities at affordable prices, integrating acquired institutions and others discussed in “Item 1A. Risk Factors.”

•

Asset Sensitivity. Management uses various modeling strategies to manage the re-pricing characteristics of our assets and liabilities. These models contain a number of assumptions and can not take into account all the various factors that influence the sensitivities of our assets and liabilities. At December 31, 2005, our balance sheet was asset sensitive, demonstrating that a larger amount of our interest sensitive assets will re-price within certain time horizons than will our interest sensitive liabilities. Being asset sensitive means generally that in times of rising interest rates, a company’s net interest margin will increase. It also means that in times of falling interest rates, such as we experienced from 2000 to 2003, a company’s net interest margin is generally compacted. We expect that, if market interest rates continue to rise, our net interest margin and our net interest income will be favorably impacted. See “Quantitative and Qualitative Disclosure about Market Risk.”

•	Impact of Expansion on Non-Interest Expense. In 2005 we opened our sixth office, which caused a significant increase in occupancy and equipment expense. These offices consist of 21,566 rentable square feet at $1.73 sq. ft. per month, and house a branch, human resources, operations support, audit, compliance and our real estate lending department. We also acquired three additional branches from Bank of Commerce in August 2005, of which two are leased spaces. The Sunset office has approximately 6,000 square feet, with a monthly rent of approximately $9,500. The Decatur office has approximately 4,800 square feet, and a monthly rent of approximately $12,000. In addition, the acquisition contributed to the increase in our salaries, wages and employee benefits expense.

Additionally, as a result of being a reporting company, other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the securities laws and compliance with the Sarbanes-Oxley Act of 2002, have increased significantly.

•	Unusual Expense Associated With SAR. As of December 31, 2005, we have 17,854 SAR outstanding versus 109,673 outstanding as of December 31, 2004. Expenses for the plan (before taxes) were $446,000 in 2005 versus $2.1 million in 2004. Future expenses associated with our SAR Plan will be impacted by the value of our common stock and the number of SAR that are granted.

•	Impact of New Accounting Pronouncements. Beginning in 2006, we will adopt Statement of Financial Accounting Standards (“SFAS”) 123 (revised), which, among other things, requires the recording in the financial statements of non-cash compensation expense related to stock options. Prior to 2006, we had only shown, as permitted by SFAS 123 (revised), pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. See Note 1, “Summary of significant accounting policies,” to the Consolidated Financial Statements for these pro forma results related to years 2005, 2004, and 2003. The pro forma compensation costs presented in these and prior financial statements have been calculated using a minimum value method for options granted prior to our IPO and a fair value method after that date. The pro forma costs may not be indicative of amounts which should be expected in future periods. As a result of the adoption of SFAS No. 123 (revised), we estimate additional compensation expense of approximately $332,000 before tax, or $0.05 per diluted share for the full year 2006. Estimated future levels of compensation expense recognized related to stock based awards would be impacted by new awards, modifications to awards, cancellation of awards after the adoption of SFAS No. 123 (revised), or additional options granted by the Board of Directors. There have been no additional grants as of the date of this Report.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended December 31,		Increase (Decrease)
	2005	2004
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:
Interest income	$46,337	$30,038	$16,299
Interest expense	12,511	6,862	5,649

Net interest income	33,826	23,176	10,650
Provision for loan losses	1,085	922	163

Net interest income after provision for loan losses	32,741	22,254	10,487
Non-interest income	2,275	1,489	786
Non-interest expense	20,512	15,946	4,566

Net income before income taxes	14,504	7,797	6,707
Provision for income taxes	4,439	2,376	2,063

Net income	$10,065	$5,421	$4,644

Earnings per share—basic	$1.45	$1.13	$0.32

Earnings per share—diluted	$1.42	$1.10	$0.32

Our net income grew by 85.7% to $10.1 million for the year ended December 31, 2005 as compared to $5.4 million for the year ended December 31, 2004. Our return on average assets was 1.43% and return on average stockholders’ equity was 11.4% for the year ended December 31, 2005, compared to 1.04% and 15.1%, respectively for the year ended December 31, 2004.

Net Interest Income and Net Interest Margin. The 46.0% increase in our net interest income for the year ended December 31, 2005 was due to an increase in interest income of $16.3 million offset by an increase of $5.6 million in interest expense. Average interest-earning assets increased to $660 million during 2005 as compared to $499 million during 2004, reflecting our continuing growth trend and the acquisition of Bank of Commerce. Total interest expense increased as a result of rising interest rates throughout the financial marketplace over the course of the year.

The average yield on our interest-earning assets increased to 7.02% in 2005 from 6.02% in 2004. The increase in the average yield on our interest-earning assets resulted from an increase in market rates, re-pricing on our adjustable rate loans, and new loans originated with higher interest rates because of the rising interest rate environment and the increase in the percentage of interest earning assets represented by loans as of December 31, 2005. Average loans as a percentage of average earning assets increased to 77.3% as of December 31, 2005 compared to 72.7% for the same period in 2004.

The cost of our average interest-bearing liabilities increased to 2.73% in 2005 from 1.90% in 2004. In addition to the increase in the average deposit balances, our average borrowings increased by $7.2 million and average junior subordinated debt increased by $5.6 million.

Our average rate on our interest-bearing deposits increased 42.4% from 1.77% as of December 31, 2004 to 2.52% as of December 31, 2005, reflecting the rise in general market rates. Our average rate on total deposits (including non-interest bearing deposits) increased to 1.85% as of December 31, 2005 from 1.30% at December 31, 2004.

Our net interest margin as of December 31, 2005 of 5.12% was higher than our net interest margin at December 31, 2004 of 4.65% primarily due to the rising rate environment and an increase in the average loans as a percentage of average earning assets.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	Year Ended December 31,
	2005			2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1)(2)(3)	$510,252	$40,973	8.03%	$362,493	$26,415	7.29%
Investment securities—taxable	67,504	2,656	3.93%	57,515	1,981	3.44%
Investment securities—non-taxable (3)	22,448	838	3.73%	23,593	874	3.70%
Federal funds sold	56,607	1,738	3.07%	52,554	692	1.32%
Other investments (4)	3,407	132	3.87%	2,423	76	3.14%

Total interest-earning assets	660,218	46,337	7.02%	498,578	30,038	6.02%
Non-earning assets:
Cash and due from banks	18,327			14,338
Unearned loan fees	(2,765)			(1,726)
Allowance for loan losses	(6,730)			(5,639)
Other assets	34,506			18,215

Total assets	$703,556			$523,766

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits:
Interest-bearing demand	$25,678	$315	1.23%	$19,459	$92	0.47%
Money market	254,793	6,177	2.42%	190,322	2,891	1.52%
Savings	6,361	36	0.57%	6,069	14	0.23%
Time certificates of deposit	138,931	4,185	3.01%	125,898	3,057	2.43%

Total interest-bearing deposits	425,763	10,713	2.52%	341,748	6,054	1.77%
Short-term borrowings and long term debt	10,757	405	3.76%	3,555	44	1.24%
Junior subordinated debt	21,108	1,393	6.60%	15,464	764	4.94%

Total interest-bearing liabilities	457,628	12,511	2.73%	360,767	6,862	1.90%
Non-interest-bearing liabilities:
Demand deposits	152,912			124,737
Other liabilities	4,352			2,352

Total liabilities	614,892			487,856
Stockholders’ equity	88,664			35,910

Total liabilities and stockholders’ equity	$703,556			$523,766

Net interest income		$33,826			$23,176

Net interest spread (5)			4.29%			4.12%
Net interest margin (6)			5.12%			4.65%

(1)	Includes average non-accrual loans of $888 thousand in 2005 and $2.3 million in 2004.

(2)	Net loan fees of $4.5 million and $3.4 million are included in the yield computations for 2005 and 2004, respectively.
(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis
(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock.
(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2005 Compared to 2004 Increase (Decrease) Due to Change in:
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans	$14,558	$2,693	$10,767	$1,098
Investment securities—taxable	675	279	347	49
Investment securities—non-taxable	(36)	10	(45)	(1)
Federal funds sold	1,046	922	53	71
Other investments	56	18	31	7

Total interest income	16,299	3,922	11,153	1,224
Interest expense:
Interest-bearing demand	223	146	30	47
Money market	3,286	1,723	979	584
Savings	22	20	1	1
Time certificates of deposit	1,128	736	316	76
Short-term borrowings & long term debt	361	91	89	181
Junior subordinated debt	629	256	279	94

Total interest expense	5,649	2,972	1,694	983

Net interest income	$10,650	$950	$9,459	$241

Provision for Loan Losses. The provision for loan losses in the year ended December 31, 2005 was $1.1 million compared to $922 thousand in the year ended December 31, 2004. We experienced net loan charge-offs of $34 thousand in 2005 compared to net loan charge-offs of $198 thousand for 2004. Gross loans increased by $260 million in 2005 and $53 million in 2004. The increase in the amount of the provision for 2005 primarily relates to loan growth, offset by the decrease in net charge offs to total loans from 0.05% at December 31, 2004 to 0.01% at December 31, 2005 and non-performing loans to total loans decreasing from 0.24% at December 31, 2004 to 0.14% as of December 31, 2005. See “Financial Condition—Loans—Non-Performing Assets.”

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2005	2004
	(In thousands)
Service charges and other income	$1,563	$991	$572
Loan brokerage and referral fees	124	184	(60)
Income from bank owned life insurance	504	194	310
Net gain on sales of loans	84	108	(24)
Net gain on sales of securities	—	12	(12)

Total non-interest income	$2,275	$1,489	$786

The $786 thousand, or 52.8% increase in total non-interest income was primarily due to an increase in service charges and other income on deposit accounts resulting from the increased branch network accomplished with the acquisition of the Bank of Commerce, in addition to an increase in cash surrender value of bank owned life insurance purchased in July 2004.

Non-Interest Expense. Non-interest expenses are the costs, other than interest expense and the provision for loan losses, associated with providing banking and financial services to customers and conducting our affairs.

The following table presents, for the periods indicated, the major categories of non-interest expense:

	Year Ended December 31,		Increase (Decrease)
	2005	2004
	(In thousands)
Salaries, wages and employee benefits	$12,280	$8,619	$3,661
Occupancy, equipment and depreciation	2,173	1,495	678
Professional fees	1,415	359	1,056
Advertising and public relations	909	587	322
Data processing	730	558	172
Stock appreciation rights	446	2,095	(1,649)
Stationery and supplies	377	230	147
Insurance	285	249	36
Core deposit intangible amortization	254	—	254
Telephone and postage	229	198	31
Director fees	210	172	38
Loan related	171	235	(64)
Software maintenance	102	102	—
Foreclosed assets, net	(234)	117	(351)
Other	1,165	930	235

Total non-interest expense	$20,512	$15,946	$4,566

The $4.6 million, or 28.6%, increase in total non-interest expense was primarily attributable to an increase of $3.7 million or 42.5% in salary and employee benefits. The increase in salary and employee benefit expense can be attributed to the acquisition of Bank of Commerce, and increases in personnel for the areas of lending, operations, and audit and compliance. The number of full time equivalent employees (FTEs) increased to 160 at December 31, 2005 compared to 109 at December 31, 2004. In addition to general staffing of the various departments, we were successful in recruiting a Chief Credit Officer in January 2005 and a Chief Risk Manager in September 2005. Professional fees, which include legal fees, accounting and audit services, and consulting fees increased $1.1 million, or 294.1%, year over year. The increase in these fees was mainly due to our duties as a public company, including the legal fees associated with SEC reporting, as well as accounting and audit fees attributed to compliance with Section 404 of the Sarbanes-Oxley Act (SOX). In our first year as a public company, we also retained the services of an outside consulting company to assist with the implementation of SOX.

On January 1, 2006, we were required to adopt Statement of Financial Accounting Standards (“SFAS”) 123 (revised), which, among other things, requires the recording in the financial statements of non-cash compensation expense related to stock options. Prior to 2006, we had only shown, as permitted by SFAS 123 (revised), pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. See Note 1, “Summary of significant accounting policies,” to the Consolidated Financial Statements for these pro forma results related to years 2005, 2004, and 2003. As a result of the adoption of SFAS No. 123 (revised), we estimate additional compensation expense of approximately $332,000 before tax, or $0.05 per diluted share for the full year 2006. Estimated future levels of compensation expense recognized related to stock based awards would be impacted by new awards, modifications to awards, cancellation of awards after the adoption of SFAS No. 123 (revised), or additional options granted in 2006 by the Board of Directors. There have been no additional grants as of the date of this report.

Provision for Income Taxes. We recorded tax provisions of $4.4 million in 2005 and $2.4 million in 2004. Our effective tax rates were 31% and 30% for 2005 and 2004, respectively. The difference from the expected rate in both years was largely due to the non-taxable nature of income from municipal securities and bank owned life insurance.

Financial Overview for the Years Ended December 31, 2004 and 2003

	Year Ended December 31,
	2004	2003	Increase (Decrease)
	(Dollars in thousands,
	except per share data)
Consolidated Statement of Earnings Data:
Interest income	$30,038	$27,143	$2,895
Interest expense	6,862	7,453	(591)

Net interest income	23,176	19,690	3,486
Provision for loan losses	922	1,723	(801)

Net interest income after provision for loan losses	22,254	17,967	4,287
Non-interest income	1,489	1,563	(74)
Non-interest expense	15,946	12,020	3,926

Income before income taxes	7,797	7,510	287
Provision for income taxes	2,376	2,295	81

Net income	$5,421	$5,215	$206

Earnings per share—basic	$1.13	$1.13	$0.00

Earnings per share—diluted	$1.10	$1.10	$0.00

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

The average yield on our interest-earning assets fell to 6.02% in 2004 from 6.51% in 2003. The decrease in the average yield on our interest-earning assets resulted from a reduction in market rates, re-pricing on our adjustable rate loans, and new loans originated with lower interest rates because of the lower interest rate environment and the decrease in the percentage of interest earning assets represented by loans as of December 31, 2004. Average loans as a percentage of average earning assets declined to 72.7% as of December 31, 2004 compared to 77.0% for the same period in 2003.

The cost of our average interest-bearing liabilities decreased to 1.90% in 2004 from 2.39% in 2003. In addition to broad declines in the average rates paid on deposit balances, the decrease was the results of actions taken by management to reduce the level of CD’s and increase the level of non-interest bearing deposits in relation to total deposits.

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

	Year Ended December 31,
	2004			2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1)(2)(3)	$362,493	$26,415	7.29%	$320,758	$24,679	7.69%
Investment securities—taxable	57,515	1,981	3.44%	51,045	1,331	2.61%
Investment securities—non-taxable (3)	23,593	874	3.70%	21,853	845	3.87%
Federal funds sold	52,554	692	1.32%	22,093	242	1.10%
Other investments (4)	2,423	76	3.14%	993	46	4.63%

Total interest-earning assets	498,578	30,038	6.02%	416,742	27,143	6.51%
Non-earning assets:
Cash and due from banks	14,338			12,727
Unearned loan fees	(1,726)			(1,161)
Allowance for loan losses	(5,639)			(4,941)
Other assets	18,215			13,476

Total assets	$523,766			$436,843

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits:
Interest-bearing demand	$19,459	$92	0.47%	$12,617	$45	0.36%
Money market	190,322	2,891	1.52%	136,569	2,298	1.68%
Savings	6,069	14	0.23%	4,185	8	0.19%
Time certificates of deposit	125,898	3,057	2.43%	138,758	4,328	3.12%

Total interest-bearing deposits	341,748	6,054	1.77%	292,129	6,679	2.29%
Short-term borrowings	3,555	44	1.24%	4,107	52	1.27%
Junior subordinated debt	15,464	764	4.94%	15,464	722	4.67%

Total interest-bearing liabilities	360,767	6,862	1.90%	311,700	7,453	2.39%
Non-interest-bearing liabilities:
Demand deposits	124,737			94,357
Other liabilities	2,352			1,507

Total liabilities	487,856			407,564
Stockholders’ equity	35,910			29,279

Total liabilities and stockholders’ equity	$523,766			$436,843

Net interest income		$23,176			$19,690

Net interest spread (5)			4.12%			4.12%
Net interest margin (6)			4.65%			4.72%

(1)	Includes average non-accrual loans of $2.3 million in 2004 and $2.6 million in 2003.

(2)	Net loan fees of $3.4 million and $3.0 million are included in the yield computations for 2004 and 2003, respectively.
(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis
(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock.
(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	2004 compared to 2003 Increase (decrease) due to change in:
	Net Change	Rate	Volume	Mix
	(In thousands)
Loans	$1,736	$(1,305)	$3,211	$(170)
Investment securities—taxable	650	410	183	57
Investment securities—non-taxable	29	(16)	45	—
Federal funds sold	450	49	334	67
Other investments	30	(15)	66	(21)

Total interest income	2,895	(877)	3,839	(67)
Interest expense:
Interest-bearing demand	47	15	24	8
Money market	593	(224)	905	(88)
Savings	6	2	4	—
Time certificates of deposit	(1,271)	(959)	(401)	89
Short-term borrowings	(8)	(1)	(7)	—
Junior subordinated debt	42	42	—	—

Total interest expense	(591)	(1,125)	525	9

Net interest income	$3,486	$248	$3,314	$(76)

Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2004 was $922 thousand compared to $1.7 million in the year ended December 31, 2003. We experienced net loan charge-offs of $198 thousand in 2004 compared to net loan charge-offs of $1.0 million for 2003. The amount in the provision for loan losses each year relates primarily to the significant growth in loans. Gross loans increased by $53 million in 2004 and $57 million in 2003. However, the decrease in the amount of the provision for 2004 primarily relates to the decrease in net charge offs to total loans from 0.28% at December 31, 2003 to 0.05% at December 31, 2004 and non-performing loans to total loans decreasing from 0.66% at December 31, 2003 to 0.24% as of December 31, 2004. See “Financial Condition—Loans—Non-Performing Assets.”

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2004	2003
	(In thousands)
Service charges and other income	$991	$1,050	$(59)
Loan brokerage and referral fees	184	446	(262)
Income from bank owned life insurance	194	—	194
Net gain on sales of loans	108	65	43
Net gain on sales of securities	12	2	10

Total non-interest income	$1,489	$1,563	$(74)

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

The following table presents, for the periods indicated, the major categories of non-interest expense:

	Year Ended December 31,		Increase (Decrease)
	2004	2003
	(In thousands)
Salaries, wages and employee benefits	$8,619	$7,157	$1,462
Stock appreciation rights	2,095	149	1,946
Occupancy, equipment and depreciation	1,495	1,417	78
Loan related	235	127	108
Data processing	558	522	36
Advertising and public relations	587	465	122
Professional fees	359	230	129
Stationery and supplies	230	209	21
Insurance	249	173	76
Telephone and postage	198	232	(34)
Director fees	172	104	68
Software maintenance	102	99	3
Foreclosed assets, net	117	103	14
Other	930	1,033	(103)

Total non-interest expense	$15,946	$12,020	$3,926

The $3.9 million, or 32.7%, increase in total non-interest expense was primarily attributable to the unusual SAR expense of $1.9 million ($1.3 million after tax effect) and an increase of $1.5 million or 20.4% in salary and employee benefits. The increase in salary and employee benefit expense can be attributed to an increase in the areas of lending, operations and human resources. The number of Full Time Equivalent employees increased to 109 at December 31, 2004 compared to 98 at December 31, 2003. In addition to general staffing of the various departments, we were successful in recruiting both a Director of Human Resources in January, 2004 and a Chief Operations Officer in April, 2004. Also contributing to the increase was a newly imposed payroll tax on Nevada banks at the rate of 2% of wages paid quarterly, which became effective October 1, 2003.

Provision for Income Taxes. We recorded tax provisions of $2.4 million in 2004 and $2.3 million in 2003. Our effective tax rates were 30% and 31% for 2004 and 2003, respectively, as compared to the expected effective tax rate of 34%. The difference from the expected rate in both years was largely due to the non- taxable nature of income from municipal securities.

Financial Condition

Our total assets at December 31, 2005, December 31, 2004 and December 31, 2003 were $893 million, $574 million and $463 million, respectively. Total deposits at December 31, 2005, December 31, 2004 and December 31, 2003 were $725 million, $476 million and $404 million, respectively.

Loans

Our gross loans at December 31, 2005, December 31, 2004 and December 31, 2003 were $663 million, $403 million, and $350 million, respectively, an increase of 64.5%, 15.2%, and 19.3% over the prior period, respectively. Our overall steady growth in loans from 2001 to 2005 is consistent with our historical focus and strategy to grow our loan portfolio. Construction loans experienced the highest growth within our portfolio, growing from $69 million at December 31, 2001 to $316 million at December 31, 2005, followed by commercial real estate loans which grew from $99 million at December 31, 2001 to $187 million at December 31, 2005. In an effort to diversify the portfolio, commercial and industrial loans grew 127.6% from $55 million in 2001 to $126 million at December 31, 2005. While we will continue to focus on our strong real estate lending portfolio, we expect to diversify the portfolio in future periods. See “Item 1. Business—Our Strategy.”

The following table shows the amounts of loans outstanding at the end of each of the periods and years indicated:

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Commercial and industrial loans	$126,157	$59,820	$62,476	$62,135	$55,424
Construction loans (1)	316,221	167,154	133,875	114,144	68,716
Commercial real estate loans	187,236	148,411	122,396	89,612	98,701
Residential real estate loans	30,148	24,097	26,987	23,632	18,860
Consumer loans and other	3,645	3,788	4,348	4,012	5,481

Gross loans (2)	663,407	403,270	350,082	293,535	247,182
Allowance for loan losses	(8,117)	(6,133)	(5,409)	(4,688)	(3,700)
Deferred loan costs (fees), net	(3,716)	(2,126)	(1,454)	(1,006)	(1,267)

Net loans	$651,574	$395,011	$343,219	$287,841	$242,215

(1)	Includes approximately $204 million in loans at December 31, 2005 relating to raw land, acquisition and construction loans for commercial real estate projects and approximately $112 million in loans at December 31, 2005 relating to raw land, acquisition and construction loans for residential real estate projects.
(2)	Includes participation loans which, at December 31, 2005, approximately 7% of total gross loans at such date.

The following tables show the amounts of loans outstanding as of December 31, 2005, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Lines of credit or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. In the table below, loans are classified as real estate-related if they are collateralized by real estate, regardless of their classification in the previous table. The tables also present, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans:

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	One Through Five Years	Over Five Years	Total	Floating Rate	Fixed Rate
	(In thousands)
Commercial and industrial	$72,442	$47,364	$6,351	$126,157	$7,596	$46,119
Construction	227,180	88,758	283	316,221	14,758	74,283
Commercial real estate	8,405	94,995	83,836	187,236	86,800	92,031
Residential real estate	1,536	17,916	10,696	30,148	1,065	27,547
Consumer and other	2,465	1,058	122	3,645	709	471

Total	$312,028	$250,091	$101,288	$663,407	$110,928	$240,451

Concentrations. As of December 31, 2005, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 80% of gross loans. See “Item 1A. Risk Factors.”

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured, and other real estate owned, which we refer to as OREO:

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual loans, not restructured	$912	$966	$1,596	$3,213	$5,584
Accruing loans past due 90 days or more	3	2	—	21	4
Restructured loans	—	—	719	—	—

Total non-performing loans (NPLs)	915	968	2,315	3,234	5,588
OREO	—	2,191	1,192	2,655	2,637

Total non-performing assets (NPAs)	$915	$3,159	$3,507	$5,889	$8,225

Selected ratios:
NPLs to total loans	0.14%	0.24%	0.66%	1.10%	2.26%
NPAs to total loans and OREO	0.14%	0.78%	1.00%	1.99%	3.29%
NPAs to total assets	0.10%	0.55%	0.76%	1.47%	2.71%

Between the years 2001 and 2005, we experienced an improvement in credit quality as measured by non-performing loans and assets as a percent of total loans and total assets respectively. This was due to the following factors: (i) the recruitment of a seasoned Chief Operating Officer (currently functioning as Bank President) and the subsequent hiring of a new Chief Credit Officer, Credit Administrator and very experienced lending personnel; (ii) the continued prosperity of the southern Nevada economy; and (iii) the appreciation of real estate values which has benefited the large commercial real estate portfolio.

At December 31, 2005, we had $912 thousand in non-accrual loans, which consisted of loans to 6 borrowers, including 4 acquired from Bank of Commerce.

OREO Properties. All OREO properties were sold prior to February 28, 2005.

Impaired Loans. Impaired loans are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of “impaired loans” is not coextensive with the category of “non-accrual loans,” although the two categories overlap. Non-accrual loans include impaired loans, which are not reviewed on a collective basis for impairment, and are those loans on which the accrual of interest is discontinued when collectibility of principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days.

In determining whether or not a loan is impaired, we apply our normal loan review procedures on a case-by-case basis, taking into consideration the circumstances surrounding the loan and borrower, including the collateral value, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to the principal and interest owed and the length of the delay. We measure impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent, less estimated selling costs. Loans for which an insignificant shortfall in amount of payments is anticipated, but where we expect to collect all amounts due, are not considered impaired.

As a separate categorization, any troubled debt restructurings are defined as loans that we have agreed to modify by accepting below-market terms, either by granting interest rate concessions or by deferring principal and/or interest payments.

Loans aggregating $2.1 million at December 31, 2005, $916 thousand at December 31, 2004 and $1.4 million at December 31, 2003 were designated as impaired. In August of 2005, we acquired impaired loans from Bank of Commerce with a fair value of approximately $351,000. The total allowance for loan losses related to the total impaired loans was $336 thousand at December 31, 2005, $444 thousand at December 31, 2004 and $269 thousand at December 31, 2003.

The amount of interest income that we would have recorded on non-accrual and impaired loans, had the loans been current, totaled $60 thousand for 2005, $93 thousand at December 31, 2004 and $128 thousand for 2003. All payments received on loans classified as non-accrual are applied to principal, and accordingly, no income on such loans was included in our net income for the years ended December 31, 2005, 2004 and 2003.

At December 31, 2005, we had no loans not disclosed above as non-accrual loans, as to which we had serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure of these loans as non-accrual loans.

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

General Allowances. We perform a portfolio segmentation based on loan type and risk grading. Credits are rated into eight different categories (Grades 1-8), with a percentage of the portfolio, based on grade, allocated to the allowance pursuant to FASB statement No. 5, “Accounting for Contingencies.” The loss factors for each risk grade are determined by management based on management’s overall assessment of the overall credit quality at month end taking into account various quantitative and qualitative factors such as trends of past due and non-accrual loans, asset classifications, loan grades, collateral value, historical loss experience and economic conditions. The first four grades are considered satisfactory. The other four grades range from a “Watch/Pass” category to a “Doubtful” category. For a discussion of these four grades, see “Item 1. Business—Classified Assets.”

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$6,133	$5,409	$4,688	$3,700	$2,827
Loans charged off during period:
Commercial	180	367	617	751	899
Construction	—	1	180	—	—
Commercial real estate	—	—	3	—	—
Residential real estate	—	—	177	129	74
Consumer and other	40	15	59	153	64

Total	220	383	1,036	1,033	1,037
Recoveries:
Commercial	186	121	6	63	—
Construction	—	1	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	—	63	26	—	—
Consumer and other	—	—	2	—	1

Total	186	185	34	63	1

Net loans and leases charged off	34	198	1,002	970	1,036

Allowance resulting from acquisition	933	—	—	—	—
Provision for loan losses	1,085	922	1,723	1,958	1,909

Ending balance	$8,117	$6,133	$5,409	$4,688	$3,700

Gross loans	$663,407	$403,270	$350,082	$293,535	$247,182
Average loans	510,252	362,493	320,758	272,816	219,438
Non-performing loans	915	968	2,315	3,234	5,588
Selected ratios:
Net charge-offs to average loans	0.01%	0.05%	0.31%	0.36%	0.47%
Provision for loan losses to average loans	0.21%	0.25%	0.54%	0.72%	0.87%
Allowance for loan losses to loans outstanding at end of period	1.22%	1.52%	1.55%	1.60%	1.50%
Allowance for loan losses to non-performing loans	887.1%	633.6%	233.7%	145.0%	66.2%

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

For commercial banks generally, the “Commercial and Industrial Loans not secured by real estate” category represents the highest risk category. This category has been the largest historical source of losses for us. As a result, we make a significant allocation to this category. The commercial portfolio, which makes up approximately 19% of our total loans as of December 31, 2005, is further segmented by sub categories for allowance for loan losses calculation purposes. Categories with historically high losses and risk characteristics, such as certain SBA, UCC secured loans and unsecured loans are provided a higher loss factor. Other categories, such as stock and bond secured or assignment of cash collateral loans are provided a nominal loss factor based upon a history of minimal losses. While the majority of our historical charge offs have occurred in the commercial portfolio, we believe that the allowance allocation is adequate when considering the current composition of the categories of the commercial loans and related loss factors that are utilized.

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

Our commercial real estate loans are a mixture of new and seasoned properties, retail, office, warehouse, and some special purpose. Loans on properties are generally underwritten at a loan to value ratio of less than 75% with a minimum debt coverage ratio of 1.25. Our grading system allows our loan portfolio, including real estate, to be ranked across four “pass” risk grades. Generally, the real estate loan portfolio is risk rated “4—Acceptable Risk.” The risk rated reserve factor increases with each grade increase, and the general real estate portfolio grade of “4” is more reflective of the various risks inherent in the real estate portfolio, such as large size and complexity of individual credits, and overall concentration of credit risk. Accordingly, a greater allowance allocation is provided on commercial real estate loans.

The following table indicates management’s allocation of the allowance and the percent of loans in each category to total loans as of each of the following dates:

	Year Ended December 31,
	2005		2004		2003		2002		2001
	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial	$5,650	19.1%	$4,409	14.8%	$3,772	17.8%	$3,319	21.2%	$2,657	22.4%
Construction	415	47.7%	237	41.4%	228	38.2%	190	38.8%	140	27.8%
Commercial real estate	1,389	28.2%	893	36.9%	858	35.0%	715	30.5%	561	40.0%
Residential real estate	225	4.5%	238	6.0%	228	7.7%	190	8.1%	142	7.6%
Consumer and Other	438	0.5%	356	0.9%	323	1.3%	274	1.4%	200	2.2%

Total	$8,117	100.0%	$6,133	100.0%	$5,409	100.0%	$4,688	100.0%	$3,700	100.0%

Investments

The carrying value of our investment securities at December 31, 2005 totaled $94 million, compared to $84 million at December 31, 2004, $69 million at December 31, 2003. The increases experienced year over year, are a result of growth in deposits and the acquisition of Bank of Commerce. Our portfolio of investment securities during 2005, 2004, and 2003 consisted primarily of U.S. Government agencies, agency mortgage-backed securities and obligations of states and political subdivisions.

The carrying value of our portfolio of investment securities at December 31, 2005, December 31, 2004, and 2003 was as follows:

	Carrying Value at December 31,
	2005	2004	2003
	(In thousands)
U.S. Treasury securities	$—	$—	$1,009
U.S. Government agencies	27,338	14,866	14,397
Obligations of states and political subdivisions	23,153	23,590	24,516
Mortgage-backed securities	43,348	45,064	27,328
Other securities	504	521	1,603

Total investment securities	$94,343	$84,041	$68,853

The following tables show the maturities of investment securities at December 31, 2005, and the weighted average yields of such securities, excluding the benefit of tax-exempt securities:

	Year Ended December 31, 2005
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government agencies	$15,545	4.01%	$11,793	4.00%	$—		$—
Obligations of states and political subdivisions	815	6.12%	13,769	5.31%	8,569	6.06%	—
Mortgage-backed securities	80	4.18%	37,841	4.05%	5,427	4.49%	—
Other securities	—		—		504	6.97%	—

Total investment securities	$16,440	4.11%	$63,403	4.31%	$14,500	5.50%	$—

Deposits

Total deposits were $725 million at December 31, 2005 compared to $476 million at December 31, 2004. The increase in total deposits since December 31, 2004 is attributed primarily to the acquisition of Bank of Commerce, our commitment to relationship banking and the focus on core deposits along with increased performance based incentives. Non-interest-bearing demand deposits increased to $196 million, or 27.1% of total deposits, at December 31, 2005, from $122 million, or 25.6% of total deposits, at December 31, 2004. Interest-bearing deposits are comprised of money market accounts, regular savings accounts, CDs of under $100,000 and CDs of $100,000 or more. Brokered deposits totaled $33.3 million and $0 at December 31, 2005, and 2004, respectively, and are included in certificates of deposit.

The following table shows the average amount and average rate paid on the categories of deposits for each of the years indicated:

	Year Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$25,678	1.23%	$19,459	0.47%	$12,617	0.36%
Money market	254,793	2.42%	190,322	1.52%	136,569	1.68%
Savings	6,361	0.57%	6,069	0.23%	4,185	0.19%
Time	138,931	3.01%	125,898	2.43%	138,758	3.12%
Non-interest bearing deposits	152,912	0.00%	124,737	0.00%	94,357	0.00%

Total	$578,675	1.85%	$466,485	1.30%	$386,486	1.73%

Additionally, the following table shows the maturities of CDs of $100,000 or more at December 31, 2005:

Due in three months or less	$6,145
Due in over three months through six months	19,094
Due in over six months through twelve months	42,429
Due in over twelve months	6,836

Total	$74,504

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

	Regulatory Requirements (Greater Than or Equal to Stated Percentage)		Actual at December 31, 2005
	Adequately Capitalized	Well Capitalized	Community Bank of Nevada	Community Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	9.3%	13.1%
Tier 1 risk-based capital	4.0%	6.0%	10.4%	14.2%
Total risk-based capital	8.0%	10.0%	11.4%	16.3%

We were well capitalized at both the bank and holding company at December 31, 2005 for federal regulatory purposes.

In order to manage our capital position more efficiently, we formed Community Bancorp (NV) Statutory Trust I, a Connecticut statutory trust formed with capital of $464 thousand, for the sole purpose of issuing trust preferred securities. During the fourth quarter of 2002, Community Bancorp (NV) Statutory Trust I issued 15,000 Floating Rate Capital Trust Pass-Through Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $15.0 million. The entire proceeds of the issuance were invested by Community Bancorp (NV) Statutory Trust I in $15.5 million of Floating Rate Junior Subordinated Deferrable Interest Debentures, or the subordinated debentures, issued by us, with identical maturity, re-pricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of Community Bancorp (NV) Statutory Trust I. The subordinated debentures mature on September 26, 2032, and bear an interest rate at December 31, 2005 of 7.92% (based on 3-month LIBOR plus 3.40%), with re-pricing occurring and interest payments due quarterly. We injected $8 million of the net proceeds from the sale of the subordinated debentures into Community Bank of Nevada and retained the remaining proceeds for the needs of Community Bancorp. The subordinated debentures are redeemable by us, subject to our receipt of prior approval from the Federal Reserve Bank of San Francisco, on any March 26 or December 26 on or after December 26, 2007.

In September 2005, we completed a pooled placement of $20.6 million of trust preferred securities through Community Bancorp (NV) Statutory Trust II (the Trust), a statutory trust formed by us with capital of $619 thousand for that purpose. The proceeds from the sale of the securities by the Trust were used by the Trust to purchase $20.6 million in aggregate principal amount of our fixed/floating rate junior deferrable interest debentures, which are due in 2035. These debentures have identical maturity, re-pricing and payment terms as the trust preferred securities from the Trust and bear interest at a fixed rate of 5.94% for the first seven years, after which the rate will reset quarterly at the three-month LIBOR rate plus 1.37% per annum, and are redeemable, in whole or in part, without penalty, at our option after seven years. The interest payments on the debentures made by us will be used to pay the quarterly distributions payable by the Trust to the holders of the trust preferred securities. The net proceeds from the sale of the subordinated debentures are retained for the needs of Community Bancorp.

Both trusts have the option to defer payment of the distributions for a period of up to five years, but during any such deferral, we would be restricted from paying dividends. See “Trading History and Dividend Policy.” We have guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by both trusts. For financial reporting purposes, our investments in the trusts are accounted for under the equity method and included in other assets on the accompanying consolidated balance sheet. The subordinated debentures issued and guaranteed by us and held by the trusts are reflected on our consolidated balance sheet in accordance with provisions of Interpretation No. 46 issued by the Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities.

Under applicable regulatory guidelines, $27,013,000 of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.

Contractual Obligations and Off-Balance Sheet Arrangements

Community Bancorp and Community Bank of Nevada, in the conduct of ordinary business operations routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Community Bancorp and Community Bank of Nevada are also parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. In addition, in connection with the issuance of the trust preferred securities, Community Bancorp has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that Community Bancorp (NV) Statutory Trust I and Community Bancorp (NV) Statutory Trust II have not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. Management does not believe that these off-balance sheet arrangements have a material current effect on Community Bancorp’s and Community Bank of Nevada’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, but there can be no assurance that such arrangements will not have a future effect. See our Financial Statements for more information regarding our commitments.

The following table sets forth our significant contractual obligations at December 31, 2005:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations
Junior subordinated deferrable interest debentures	$36,083	$—	$—	$—	$36,083
Short term borrowings	16,000	16,000	—	—	—
Long term debt	3,500	—	3,500	—	—
Operating lease obligations	9,284	1,015	2,091	2,152	4,026

Total	$64,867	$17,015	$5,591	$2,152	$40,109

The following table sets forth our other significant commitments at December 31, 2005:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Other Commitments
Commitments to extend credit	$215,052	$100,151	$92,933	$17,840	$4,128
Credit cards	1,644	—	1,644	—	—
Standby letters of credit	3,224	1,214	10	2,000	—

Total	$219,920	$101,365	$94,587	$19,840	$4,128

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $19.0 million. In addition, securities are pledged to the FHLB totaling $31 million as of December 31, 2005 and $4 million securities pledged to the FRB Discount window. As of December 31, 2005 we had $54 million in securities available to be sold or pledged to the FHLB and/or FRB Discount Window.

We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At December 31, 2005, we had $180 million in liquid assets comprised of $87 million in cash and cash equivalents (including fed funds sold of $65 million) and $93 million in available-for-sale securities.

We will concentrate on generating core deposits, e.g. savings, interest-bearing transaction accounts, money market accounts and time certificates of deposit from existing and potential customers. In addition, we will continually assess the benefits of using wholesale funding sources. Wholesale funding includes borrowings from outside sources such as the Federal Home Loan Bank of San Francisco, as well as brokered certificates of deposit. We acknowledge that wholesale liabilities may carry a higher interest cost than core deposits and that these sources may be more volatile in terms of availability than core deposits. Wholesale funding sources will be utilized as a complement to our overall funding and operating strategy.

The Bank has entered into an agreement with the Federal Home Loan Bank (FHLB), under which we can obtain advances from FHLB. These advances are collateralized by a blanket lien on all loans secured by real estate and all business loans. The interest rate charged is determined by the FHLB at the time of the advance. The agreement can be terminated by the FHLB at any time. As of December 31, 2005, $150.9 million in loans were pledged as part of the blanket lien. Loans with a balance of approximately $18,647,000 were pledged as collateral on advances from the Federal Home Loan Bank as of December 31, 2004.

Our liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. At December 31, 2005, net cash provided by operating activities was $11.2 million, compared to net cash provided by operating activities of $9.0 million for the same period of 2004. For the years ended December 31, 2003, net cash provided by operating activities was $9.1 million.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Our net cash provided by and used in investing activities has been primarily influenced by our loan activity and in 2005 was impacted by the $6.4 million net cash used for the Bank of Commerce acquisition. Net increases in loans for the years ended December 31, 2005, 2004 and 2003, were $155 million, $55 million and $59 million, respectively.

Net cash used in all investing activities for the years ended December 31, 2005, 2004 and 2003 was $152.2 million, $79.9 million and $63.8 million, respectively. At December 31, 2005 we had outstanding loan commitments of $217 million and outstanding letters of credit of $3 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by both increases in deposit levels and proceeds received from the issuance of junior subordinated debt. For the years ended December 31, 2005, 2004, and 2003, deposits increased by $131 million, $73 million and $52 million, respectively. The proceeds from the issuance of our trust preferred securities in September 2005 provided an additional $20 million in cash. The proceeds from our IPO in December 2004 provided an additional $39 million in cash.

Federal and state banking regulations place certain restrictions on dividends paid by Community Bank of Nevada to Community Bancorp. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of Community Bank of Nevada. At December 31, 2005, Community Bank of Nevada’s retained earnings available for the payment of dividends was approximately $25 million. In addition, $75 million of Community Bancorp’s equity in net assets of Community Bank of Nevada was restricted at December 31, 2005. Accordingly, dividends paid by Community Bank of Nevada to Community Bancorp would be prohibited if the effect thereof would cause Community Bank of Nevada’s capital to be reduced below applicable minimum capital requirements.

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

At December 31, 2005, our market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of December 31, 2005:

Market Value of Portfolio Equity

(Dollars in thousands)

Interest Rate Scenario	Market Value	Percentage Change from Base	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
Up 200 basis points	$103,680	1.69%	11.61%	97.13%
Up 100 basis points	102,618	0.65%	11.50%	96.13%
BASE	101,954		11.42%	95.51%
Down 100 basis points	101,291	(0.65)%	11.35%	94.89%
Down 200 basis points	100,880	(1.05)%	11.30%	94.50%

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments, expected life, decay rates of non-maturing deposits, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.

Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2005, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At December 31, 2005, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Sensitivity of Net Interest Income

(Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income (1)	Percentage Change from Base	Net Interest Margin Percent (2)	Net Interest Margin Change (in basis points)
Up 200 basis points	$45,692	15.53%	5.54%	75
Up 100 basis points	42,788	8.19%	5.18%	39
BASE	39,551		4.79%
Down 100 basis points	36,590	(7.49)%	4.43%	(36)
Down 200 basis points	33,451	(15.42)%	4.05%	(74)

(1)	Excludes Loan fees.
(2)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to, competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on Community Bank of Nevada’s net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results. Historically, the Bank has been able to manage its Net Interest Income in a fairly narrow range reflecting the Bank’s relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Bank’s net interest margin (which is net interest income divided by average earning assets of the Bank) has ranged from a low of 4.65% to a high of 5.12% (not taxable equivalent) which we achieved in 2005, coming off the low levels experienced in 2004 and 2003 of 4.65% and 4.72%, respectively. The improvement in the net interest margin in 2005 is a result of both the higher level of interest rates and the change in mix of earning assets. The net interest margin under the alternative scenarios ranges from 4.05% to 5.54%. Management feels this range of scenarios is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.

The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 2005. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates.

This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	December 31, 2005 Amounts Maturing or Re-pricing in
	3 Months or Less	Over 3 Months to 12 Months	Over 1 Year to 3 Years	Over 5 Years	Non-Sensitive (1)	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$22,221	$22,221
Federal funds sold	64,683	—	—	—	—	64,683
Investment securities	8,912	18,221	50,425	18,202	(1,417)	94,343
Loans	509,142	24,673	72,294	53,582	(8,117)	651,574
Other assets	—	—	—	—	59,887	59,887

Total assets	$582,737	$42,894	$122,719	$71,784	$72,574	$892,708

Liabilities and Stockholders’ Equity
Non-interest-bearing demand deposits	$—	$—	$—	$—	$196,411	$196,411
Interest-bearing demand, money market and savings	344,395	—	—	—	—	344,395
Time certificates of deposit	19,998	140,396	23,888	—	—	184,282
Short-term debt		16,000	—	—	—	16,000
Long-term debt	35,000	—	3,500	—	1,083	39,583
Other liabilities	—	—	—	—	5,288	5,288
Shareholders’ equity	—	—	—	—	106,749	106,749

Total liabilities and shareholders’ equity	$399,393	$156,396	$27,388	$—	$309,531	$892,708

Period gap	$183,344	$(113,502)	$95,331	$71,784
Cumulative interest-earning assets	582,737	625,631	748,350	820,134
Cumulative interest-bearing liabilities	399,393	555,789	583,177	583,177
Cumulative gap	183,344	69,842	165,173	236,957
Cumulative interest-earning assets to cumulative interest-bearing liabilities	145.9%	112.6%	128.3%	140.6%
Cumulative gap as a percent of:
Total assets	20.5%	7.8%	18.5%	26.5%
Interest-earning assets	22.4%	8.5%	20.1%	28.9%

(1)	Assets or liabilities and equity which are not interest rate-sensitive.

At December 31, 2005, we had $626 million in assets and $556 million in liabilities re-pricing within one year. This means that $70 million more of our interest rate sensitive assets than our interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at December 31, 2005 is 112.6%. This analysis indicates that at December 31, 2005, if interest rates were to increase, the gap would result in a slightly higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

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

Recent Accounting Pronouncements

SFAS 123(R), Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment (“SFAS 123(R)” or the “Statement”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective at the beginning of the first quarter of 2006. As of the effective date, we will apply the Statement using a modified version of the prospective application. Under that transition method, compensation cost will be recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of awards granted subsequent to the completion of our IPO and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

The impact of this Statement on us in 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in these and prior financial statements have been calculated using a minimum value method for options granted prior to our IPO and a fair value method after that date. The pro forma costs may not be indicative of amounts which should be expected in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of quantitative and qualitative disclosures about market risk, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and results of Operations—Quantitative and Qualitative Disclosure about Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data included in this annual report are listed in Item 15 and begin at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls, or in other factors which could significantly affect these controls, over financial reporting that have materially affected, or are or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

The Company acquired Bank of Commerce on August 26, 2005, and management excluded the operations of the former Bank of Commerce branches from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. While the acquisition was considered material to the Company (contributing $118.2 million in total deposits at date of acquisition), it did not result in a material change in our internal controls over financial reporting.

McGladrey & Pullen, LLP , the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

/s/ EDWARD M. JAMISON	/s/ CATHY ROBINSON
Edward M. Jamison Chief Executive Officer	Cathy Robinson Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Community Bancorp

Las Vegas, Nevada

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Community Bancorp and Subsidiary (collectively referred to as the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Bank of Commerce on August 26, 2005, and management excluded the operations of the former Bank of Commerce branches from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Bank of Commerce had total deposit liabilities of approximately $118 million as of August 26, 2005. Our audit of internal controls over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the former Bank of Commerce branches.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 10, 2006 expressed an unqualified opinion.

/S/ MCGLADREY & PULLEN, LLP

McGladrey & Pullen, LLP

Las Vegas, Nevada

March 10, 2006

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

The Company has adopted a Code of Conduct applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer that meets the definition of a “code of ethics” as adopted by the SEC. A copy of the Code of Conduct was filed as Exhibit 14.1 to the 2004 10-K. In addition, a copy of the Code of Conduct is posted on the Company’s website at www.communitybanknv.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

(1) The following financial statements are incorporated by reference from Item 8 hereto:

(2) Financial Statement Schedules

Not applicable.

(b) Exhibits

3.1	Certificate of Incorporation, as amended, of Community Bancorp (1)

3.1.1	Amendment to Certificate of Incorporation (1)

3.2	Bylaws of Community Bancorp (1)

4.1	Specimen Share Certificate for Common Stock (1)

10.1	1995 Stock Option and Award Plan (1)

10.2	Form of 1995 Stock Option and Award Plan Option Agreement (1)

10.3	2000 Stock Appreciation Rights Plan (1)

10.4	Lease Agreement, City Centre branch and administrative office lease, dated April 5, 2002, as amended (1)

10.5	Agreement for Information Technology Services between Community Bank of Nevada and Aurum Technology, Inc., dated August 15, 2001, as amended (1)

10.6	Community Bank of Nevada 401(k) Profit Sharing Plan (1)

10.7	Employment Agreement with Edward M. Jamison (1)

10.8	Employment Agreement with Cathy Robinson (1)

10.9	Employment Agreement with Lawrence Scott (1)

10.10	2005 Equity Based Compensation Plan and form award agreements (3)

14.1	Code of Conduct (2)

21.1	The subsidiaries of the registrant are Community Bank of Nevada, a Nevada state-chartered bank, Community Bancorp (NV) Statutory Trust I, a Connecticut statutory trust, and Community Bancorp (NV) Statutory Trust II, a Connecticut statutory trust.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications

(1)	Included in the Company’s S-1 Registration Statements and amendments thereto (333-119395), originally filed September 30, 2004, as amended on November 15 and 24, 2004.
(2)	Included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 30, 2005.
(3)	Included in the Company’s Registration Statement (No. 333-126602) on Form S-8, filed on February 14, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP

By:	/s/ EDWARD M. JAMISON
Edward M. Jamison President and Chief Executive Officer

Dated: March 16, 2006

COMMUNITY BANCORP

By:	/s/ CATHY ROBINSON
Cathy Robinson Executive Vice President and Chief Financial Officer

Dated: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on March 16, 2006.

Signature	Capacity

/S/ EDWARD M. JAMISON Edward M. Jamison	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ CATHY ROBINSON Cathy Robinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ LAWRENCE SCOTT Lawrence Scott	Executive Vice President, Chief Operating Officer and Director

/S/ CHARLES R. NORTON Charles R. Norton	Director

/S/ GARY W. STEWART Gary W. Stewart	Director

/S/ RUSSELL C. TAYLOR Russell C. Taylor	Director

/S/ JACOB BINGHAM Jacob Bingham	Director

/S/ JACK WOODCOCK Jack Woodcock	Director

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks	$22,221	$5,328
Federal funds sold	64,683	61,926

Cash and cash equivalents	86,904	67,254
Securities available for sale	92,777	82,083
Securities held to maturity (fair market value approximates $1,601 and $2,041)	1,566	1,958
Investment in Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Pacific Coast Bankers Bank (PCBB) stock	2,861	2,219
Loans, net of allowance for loan losses of $8,117 and $6,133	651,574	395,011
Premises and equipment, net	15,136	8,243
Other real estate owned	—	2,191
Accrued interest receivable	3,770	2,003
Deferred tax assets, net	320	2,112
Bank owned life insurance	9,698	9,194
Goodwill	19,698	—
Core deposit intangible, net	5,077	—
Other assets	3,327	1,693

Total assets	$892,708	$573,961

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$196,411	$122,148
Interest bearing:
Demand	337,803	221,542
Savings	6,592	5,829
Time, $100,000 or more	74,504	60,822
Other time	109,778	65,911

Total deposits	725,088	476,252

Short term borrowings	16,000	350
Long term debt	3,500	—
Accrued stock appreciation rights	357	2,414
Accrued interest payable and other liabilities	4,931	1,928
Junior subordinated debt	36,083	15,464

	60,871	20,156

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Common stock, par value: $0.001; shares authorized: 10,000,000; shares issued: 2005: 7,409,087; 2004: 6,782,048	7	7
Additional paid-in capital	71,199	51,245
Retained earnings	36,763	26,698
Accumulated other comprehensive (loss) income	(935)	174

	107,034	78,124
Less cost of treasury stock, 34,375 shares	(285)	(285)
Less notes receivable arising from the exercise of common stock options	—	(286)

Total stockholders’ equity	106,749	77,553

Total liabilities and stockholders’ equity	$892,708	$573,961

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands, except per share information)
Interest and dividend income:
Loans, including fees	$40,973	$26,415	$24,679
Securities:
Taxable	2,656	1,981	1,331
Non-Taxable	838	874	845
Federal funds sold	1,738	692	242
Dividends	132	76	46

Total interest and dividend income	46,337	30,038	27,143

Interest expense on:
Deposits	10,713	6,054	6,679
Short term borrowings	362	44	52
Long term debt	43	—	—
Junior subordinated debt	1,393	764	722

	12,511	6,862	7,453

Net interest income	33,826	23,176	19,690
Provision for loan losses	1,085	922	1,723

Net interest income after provision for loan losses	32,741	22,254	17,967

Other income:
Service charges and other income	1,563	991	1,050
Loan brokerage and referral fees	124	184	446
Income from bank owned life insurance	504	194	—
Net gain on sales of loans	84	108	65
Net gain on sales of securities	—	12	2

	2,275	1,489	1,563

Other expenses:
Salaries, wages and employee benefits	12,280	8,619	7,157
Occupancy, equipment & depreciation	2,173	1,495	1,417
Professional fees	1,415	359	230
Advertising and public relations	909	587	465
Data processing	730	558	522
Stock appreciation rights	446	2,095	149
Stationery and supplies	377	230	209
Insurance	285	249	173
Core deposit intangible amortization	254	—	—
Telephone and postage	229	198	232
Director fees	210	172	104
Loan related	171	235	127
Software maintenance	102	102	99
Foreclosed assets, net	(234)	117	103
Other	1,165	930	1,033

	20,512	15,946	12,020

Income before income taxes	14,504	7,797	7,510
Income tax expense	4,439	2,376	2,295

Net income	$10,065	$5,421	$5,215

Earnings per share:
Basic	$1.45	$1.13	$1.13
Diluted	$1.42	$1.10	$1.10

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except share data)

	Comprehensive Income	Common Stock		Additional Paid-in Capital	Retained Earnings	Stock Dividends Distributable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Notes Receivable	Total
Description		Outstanding Shares	Amount
Balance, December 31, 2002		4,607,040	$9,890	$—	$16,760	$138	$424	$—	$—	$27,212
Distribution of stock dividends declared in 2002		15,915	138	—	—	(138)	—	—	—	—
Comprehensive income:
Net income	$5,215	—	—	—	5,215	—	—	—	—	5,215
Unrealized holding losses on securities available for sale arising during the period, net of taxes of ($16)	(32)	—	—	—	—	—	(32)	—	—	(32)

	$5,183

Stock options exercised		25,000	70	—	—	—	—	—	—	70
Tax benefit related to the exercise of stock options		—	30	—	—	—	—	—	—	30
Stock dividends on common stock, $0.03 per share		16,000	130	—	(130)	—	—	—	—	—
Cash dividends on common stock (in lieu of fractional shares)		—	—	—	(9)	—	—	—	—	(9)
Treasury stock acquired in partial payment of loan		(26,515)	—	—	—	—	—	(223)	—	(223)
Purchase of treasury stock		(7,860)	—	—	—	—	—	(62)	—	(62)
Stock dividends declared on common stock, $0.06 per share		—	—	—	(278)	278	—	—	—	—

Balance, December 31, 2003		4,629,580	10,258	—	21,558	278	392	(285)	—	32,201
Distribution of stock dividends declared in 2003		30,405	274	—	—	(274)	—	—	—	—
Comprehensive income:
Net income	$5,421	—	—	—	5,421	—	—	—	—	5,421
Unrealized holding losses on securities available for sale arising during the period, net of taxes of ($108)	(210)	—	—	—	—	—	(210)	—	—	(210)
Reclassification adjustment for realized gains, net of taxes of ($4)	(8)	—	—	—	—	—	(8)	—	—	(8)

	$5,203

Stock options exercised		196,663	84	606	—	—	—	—	(286)	404
Tax benefit related to the exercise of stock options		—	94	380	—	—	—	—	—	474
Stock dividends on common stock, $0.06 per share		30,625	276	—	(276)	—	—	—	—	—
Cash dividends on common stock (in lieu of fractional shares)		—	—	—	(5)	(4)	—	—	—	(9)
Proceeds from sale of common stock		1,860,400	2	39,278	—	—	—	—	—	39,280
Change in par value from no par value to $0.001		—	(10,981)	10,981	—	—	—	—	—	—

Balance, December 31, 2004		6,747,673	$7	$51,245	$26,698	$—	$174	$(285)	$(286)	$77,553

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except share data)

	Comprehensive Income	Common Stock		Additional Paid-in Capital	Retained Earnings	Stock Dividends Distributable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Notes Receivable	Total
Description		Outstanding Shares	Amount
Balance, December 31, 2004		6,747,673	$7	$51,245	$26,698	$—	$174	$(285)	$(286)	$77,553
Comprehensive income:
Net income	$10,065	—	—	—	10,065	—	—	—	—	10,065
Unrealized holding losses on securities available for sale arising during the period, net of taxes of ($572)	(1,109)	—	—	—	—	—	(1,109)	—	—	(1,109)

	$8,956

Stock options exercised		18,524	—	105	—	—	—	—	—	105
Tax benefit related to the disqualifying disposition of incentive stock options		—	—	5	—	—	—	—	—	5
Stock issuance for Bank of Commerce acquisition, net of registration costs of approximately ($160)		608,515	—	19,844	—	—	—	—	—	19,844
Repayment of loans secured by stock		—	—	—	—	—	—	—	286	286

Balance, December 31, 2005		7,374,712	$7	$71,199	$36,763	$—	$(935)	$(285)	$—	$106,749

Total dividends per share were $0.00, $0.06 and $0.09 for the years ended December 31, 2005, 2004 and 2003, respectively.

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$10,065	$5,421	$5,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	925	715	706
(Gain) on sale of fixed assets	(2)	—	—
Amortization of core deposit intangible	254	—	—
(Gain) loss on foreclosed assets	(262)	87	103
(Gain) on sale of securities available for sale	—	(12)	(2)
(Income) from bank owned life insurance	(504)	(194)	—
Realized (gains) on sales of loans	(84)	(108)	(65)
Proceeds from sales of loans held for sale	1,466	1,898	904
Originations of loans held for sale	(1,382)	(1,790)	(839)
Deferred taxes	103	(897)	(281)
Provision for loan losses	1,085	922	1,723
Tax benefit related to exercise of stock options	5	474	30
Net amortization of investment premium and discount	440	695	1,049
(Increase) decrease in accrued interest receivable	(1,174)	(301)	30
(Increase) in other assets	(337)	(188)	(192)
Increase in accrued interest payable and other liabilities	733	2,289	742
(Income) from FHLB, FRB and PCBB stock dividends	(91)	(40)	(16)

Net cash provided by operating activities	11,240	8,971	9,107

Cash Flows from Investing Activities:
Proceeds from maturities of and principal paydowns on securities held to maturity	392	191	266
Purchase of securities available for sale	(12,481)	(46,574)	(48,866)
Proceeds from maturities of and principal paydowns on securities available for sale	21,235	18,806	30,585
Proceeds from sales of securities available for sale	—	11,376	10,958
Net sale of (investment in) FHLB, FRB and PCBB stock	271	(939)	(509)
Purchase of premises and equipment	(3,202)	(346)	(237)
Proceeds from sale of premises and equipment	2	—	—
Proceeds from sale of foreclosed assets	2,453	1,105	2,552
Investment in bank owned life insurance	—	(9,000)	—
Net (increase) in loans	(154,523)	(54,555)	(58,516)
Cash paid for Bank of Commerce acquisition, net	(6,373)	—	—

Net cash (used in) investing activities	(152,226)	(79,936)	(63,767)

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Cash Flows from Financing Activities:
Cash dividends paid for fractional shares	—	(9)	(9)
Net increase (decrease) in short term borrowings	9,650	(10,000)	5,000
Net increase in deposits	130,595	72,539	52,129
Purchase of treasury stock	—	—	(62)
Proceeds from issuance of junior subordinated debt	20,000	—	—
Proceeds from repayment of loans secured by stock	286	—	—
Proceeds from sale of common stock	—	39,280	—
Proceeds from exercise of common stock options	105	404	70

Net cash provided by financing activities	160,636	102,214	57,128

Increase in cash and cash equivalents	19,650	31,249	2,468
Cash and cash equivalents, beginning of year	67,254	36,005	33,537

Cash and cash equivalents, end of year	$86,904	$67,254	$36,005

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$12,054	$6,986	$7,657

Cash paid during the year for taxes	$4,000	$3,180	$2,435

Supplemental disclosure of noncash investing and financing activities:
Other real estate acquired through foreclosure	$—	$2,191	$1,192

Short-term borrowing arising from other real estate acquired through foreclosure subject to an existing deed of trust	$—	$350	$—

Treasury stock acquired in partial payment of loan	$—	$—	$223

Notes receivable arising from exercise of stock options	$—	$286	$—

Business acquisition:
Fair value of assets acquired, excluding intangibles	$145,670	$—	$—
Goodwill and identifiable intangible assets acquired	25,029	—	—
Liabilities assumed	(130,215)	—	—
Common stock issued, net of offering costs of $160	(19,844)	—	—
Cash acquired from Bank of Commerce	(14,267)	—	—

Cash paid for Bank of Commerce, net	$6,373	$—	$—

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Community Bancorp is a holding company whose subsidiary, Community Bank of Nevada (the Bank), is a Nevada state chartered bank that provides a full range of commercial and consumer bank products through nine branches located in the Las Vegas metropolitan area and two loan production offices in southern California and Arizona. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practice.

A summary of the significant accounting policies used by the Company and its subsidiary are as follows:

Principles of Consolidation

With the exception of certain trust subsidiaries (Note 11), which do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, the accompanying consolidated financial statements include the accounts of Community Bancorp and its wholly owned subsidiary, Community Bank of Nevada (the Bank), collectively referred to herein as the Company. Significant intercompany accounts and transactions are eliminated in consolidation.

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

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements were reclassified to conform to the 2005 presentation, with no effect on previously reported net income or stockholders’ equity.

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

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per common share have been computed based on the following:

	2005	2004	2003
	(Dollars in thousands, except share data)
Net income	$10,065	$5,421	$5,215

Average number of common shares outstanding	6,964,719	4,798,922	4,620,744
Effect of dilutive options	126,592	142,055	108,277

Average number of common shares outstanding used to calculate diluted earnings per common share	7,091,311	4,940,977	4,729,021

Basic EPS	$1.45	$1.13	$1.13
Diluted EPS	$1.42	$1.10	$1.10

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

Securities

Securities classified as available for sale are those debt securities the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Any decision made to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income/(loss), net of the effect of related taxes. The amortization of premiums and accretion of discounts, computed by the interest method over the contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Securities classified as held to maturity are those debt securities that the Company has both the intent and the ability to hold until maturity, regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount computed by the interest method, over the contractual lives. The sale of a security within three months of its maturity date, or after at least 85% of the principal outstanding has been collected, is considered held to maturity for purposes of classification and disclosure.

Declines in the fair value of individual securities below their amortized cost that are determined to be other-than-temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings and realized losses. In determining other-than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank, Federal Reserve Bank Stock, and Pacific Coast Bankers Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1.0% of its outstanding home loans or 4.7% of advances from the FHLB. Likewise, as a member of the Federal Reserve Bank (FRB) system, the Bank must maintain an investment in the FRB. Stock maintained with FHLB, FRB, and PCBB are recorded at their cost, which are the redemption values.

Loans

Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees and the allowance for loan losses.

The allowance for loan losses (the allowance) is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans as well as prior loss experience and peer bank experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of the Company’s loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Southern Nevada. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan pursuant to Financial Accounting Standards Board (FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative and environmental factors pursuant to FASB Statement No. 5, Accounting for Contingencies.

A loan is impaired when it is probable, based on current information and events, that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impairment is measured on an individual basis for commercial and construction loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Loans Held for Sale

Loans held for sale are those loans that the Company has the intent to sell in the foreseeable future. They are reported at the lower of aggregate cost or fair value. Gains or losses on the sale of loans are recognized pursuant to FASB Statement No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities. All sales are made without recourse. The Company issues various representations and warranties associated with the sale of loans. The Company has not incurred any significant losses resulting from these provisions. Loans held for sale at December 31, 2005 or 2004 were not significant.

Interest and Fees on Loans

Interest on loans is recognized over the terms of the loans and is calculated using the effective interest method. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are generally credited to the loan receivable balance and no interest income is recognized on these loans until the principal balance has been collected, unless the Company determines that collection of the remaining principal balance is reasonably assured.

The Company determines a loan to be delinquent when payments have not been made in accordance with the contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days after becoming delinquent.

All interest accrued and not collected for loans that are placed on nonaccrual status is reversed against interest income. The interest income on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination, commitment fees and certain other direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual life of the loan. Commitment fees based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit are generally recognized over the commitment period.

Loan Brokerage and Referral Fees

As a service for customers, the Company has entered into agreements with unaffiliated mortgage companies to complete applications, loan documents and perform pre-underwriting activities for long-term residential mortgages. The fees from these agreements are recognized as income when earned.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements—15 to 39 years; equipment, furniture and automobiles—3 to 10 years. Leasehold improvements are depreciated over the lesser of their useful lives or the lease term.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Real Estate Owned

Other real estate owned (OREO) is real estate that is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances. In turn, a reduction in the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue and expense from the operations of OREO and changes to the valuation allowance are included in other expense.

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating losses, tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Off-Balance-Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded.

Goodwill and Core Deposit Intangible

The Company has engaged in the acquisition of a financial institution and the assumption of deposits and the purchase of assets from another financial institution in its market area. We have paid a premium on this transaction, and such premium has been recorded as intangible assets, in the form of goodwill and core deposit intangible. In connection with our acquisition of Bank of Commerce in August 2005, the Company recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill pursuant to Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. We annually review the goodwill recorded for the acquisition for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on October 1. Goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives.

In addition to goodwill, a core deposit intangible was separately recognized based on the cumulative present value benefit of acquiring deposits versus an alternative source of funding for the premium related to the core deposits of the bank acquired. The core deposit intangible is subject to amortization over its estimated useful life of seven years.

Employee Stock Plans

At December 31, 2005, the Company has a stock-based compensation plan, which is described more fully in Note 13. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the minimum value approach for options granted prior to our initial public offering (IPO), and based on the Black-Scholes fair value method for options granted after that date:

	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income:
As reported	$10,065	$5,421	$5,215
Deduct total stock-based employee compensation expense, net of related tax effects	(534)	(247)	(53)

Pro forma	$9,531	$5,174	$5,162

Earnings per share:
As reported:
Basic	$1.45	$1.13	$1.13
Diluted	$1.42	$1.10	$1.10
Pro forma:
Basic	$1.37	$1.08	$1.12
Diluted	$1.34	$1.05	$1.09

The pro forma compensation cost for options granted in 2005, 2004 and 2003 is recognized for the fair value of the stock options granted. Management estimated the fair value of the stock options granted using the minimum value approach for options granted prior to our IPO, which closed in December 2004. The fair value of options granted subsequent to our IPO were calculated using the Black-Scholes model. The following assumptions were used:

	2005	2004	2003
Expected life in years	7	7	10
Risk-free interest rate	4%	4%	4%
Dividends	—	—	—
Fair value per optional share	$9.49	$3.40	$2.20
Volatility	17%	N/A	N/A

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section on the balance sheet, and such items, along with net income, are components of comprehensive income. Gains and losses on available-for-sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2005 or 2004. The estimated fair value amounts for 2005 and 2004 have been measured as of year-end, and have not been reevaluated or updated for purposes of these financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at year-end.

The information in Note 17 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheets for cash, due from banks and federal funds sold approximate their fair value.

Securities

Fair value for securities is based on quoted market prices where available or on quoted markets for similar securities in the absence of quoted prices on the specific security.

Loans

For loans with variable interest rates that re-price frequently and that have experienced no significant change in credit risk, fair value is based on carrying value. Variable rate loans comprised approximately 73% and 74% of the total loan portfolio at December 31, 2005 and 2004. Fair value of all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the re-pricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

Accrued Interest Receivable and Payable

The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair values.

Deposit Liabilities

The fair value disclosed for demand and savings deposits approximate their carrying amounts which represent the amount payable on demand. The carrying amounts for variable interest rate money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair values for fixed interest rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits. Early withdrawals of fixed rate certificates of deposit are not expected to be significant.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Junior Subordinated Debt

The carrying amounts reported in the consolidated balance sheets for variable rate junior subordinated debt approximate their fair values. Fair values for fixed rate junior subordinated debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered on new debt with similar terms.

Short Term Borrowings and Long-Term Debt

The carrying amounts reported in the consolidated balance sheets for short term borrowings approximate their fair values. Fair values for long-term debt are estimated using a discounted cash flow calculation at current market rates.

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

Current Accounting Developments

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R) or the Statement). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

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

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards (“SFAS”) 123 (revised), which, among other things, requires the recording in the financial statements of non-cash compensation expense related to stock options. Prior to 2006, the Company had only shown, as permitted by SFAS 123 (revised), pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. See Note 1, “Summary of significant accounting policies,” to the Consolidated Financial Statements for these pro forma results related to years 2005, 2004, and 2003. As a result of the adoption of SFAS No. 123 (revised), the Company estimates it will recognize an additional compensation expense of approximately $332,000 before tax, or $0.05 per diluted share for the full year 2006. Estimated future levels of compensation expense recognized related to stock based awards would be impacted by new awards, modifications to awards, cancellation of awards after the adoption of SFAS No. 123 (revised), or additional options granted in 2006 by the Board of Directors. There have been no additional grants as of the date of this report.

The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented in these and prior financial statements of the Company have been calculated using a minimum value method for options granted prior to our IPO and a fair value method after that date. The pro forma costs may not be indicative of amounts which should be expected in future periods.

In December 2003, the Accounting Standards Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination and for which a loss is deemed probable of occurring. SOP 03-3 requires acquired loans to be recorded at their fair value, defined as the present value of future cash flows, including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of the allowance for loan loss on certain acquired loans within its scope considered in the future cash flows assessment.

In accordance with SOP 03-3, an impairment of approximately $408,000 was estimated on the gross loans acquired from Bank of Commerce. The reduction to total gross loans was based on the estimated probability of deterioration of credit quality since origination that the Company will be unable to collect all contractually required payments receivable.

Note 2. Merger-Related Activity

On August 26, 2005, in accordance with an Agreement to Merge and Plan of Reorganization (the Agreement), the Company acquired 100% of the common stock of Bank of Commerce (Commerce) in a 50% cash and 50% stock transaction valued at approximately $40 million, or $33.00 per share of Commerce common stock (the exchange ratio for stock consideration is 1.0039 shares of the Company’s common stock for each Commerce share). The total consideration was paid in 608,515 shares of the Company’s stock and approximately $20 million in cash, in accordance with the provisions of the Agreement. Commerce was a Nevada state chartered bank with three branches located in Las Vegas and Henderson. Since its reorganization in 2000, Commerce had provided a full range of commercial and consumer bank products. There were no material relationships between Commerce, its officers, shareholders or employees and the Company and subsidiaries, its officers, shareholders or employees, other than in respect to the transaction. Funds utilized in the transaction were solely from cash held by the Company. The purpose of the merger is to maximize shareholder value consistent with our fiduciary duties, while at the same time continuing to build a successful and profitable banking franchise. The Company’s Consolidated Statements of Income include the operations of Commerce from August 27, 2005 through December 31, 2005.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the condensed balance sheet of amounts assigned to assets and liabilities, including all purchase adjustments at the time of acquisition, of Bank of Commerce as of August 26, 2005 (dollars in thousands):

Assets		Liabilities
Cash and due from banks	$14,267
Loans	104,058
Allowance	(933)
Securities	22,391	Deposits	$118,241
Goodwill and core deposit intangible	25,029	Borrowed funds	9,500
Fixed assets	4,616	Deferred tax liability	2,261
Other assets	1,271	Other liabilities	213

Total assets	$170,699	Total liabilities	$130,215

The two sides of the table are not in balance because no equity was purchased. The difference between the assets and liabilities represents the total cost of the acquisition of $40,484,000.

The merger was accounted for under the purchase method of accounting. Accordingly, the results of operation of Bank of Commerce since the date of acquisition are included in the consolidated financial statements. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date. This is summarized below as of December 31, 2005 (dollars in thousands):

Estimated fair value of approximately 608,515 shares of the Company’s common stock issued	$20,004	50.0%
Cash	20,004	50.0%

Total merger consideration	40,008
Estimated acquisition costs:
Merger-related compensation and severance	99
Professional services	377

Total acquisition costs	476

Total purchase price	40,484
Less fair value of Bank of Commerce net tangible assets acquired	15,455
Less estimated fair value of core deposit intangible	5,331

Estimated goodwill resulting from the Merger	$19,698

The allocation of the purchase price may be modified as a result of final appraisals, evaluations and estimates of fair value. The purchase price allocation is expected to be finalized within one year after completion of the merger.

As of December 31, 2005, total integration costs incurred were approximately $104,000 (net of taxes).

Goodwill is recorded on the balance sheet in connection with the acquisition of Bank of Commerce. The Company recognizes the excess of the purchase price over the estimated fair value of the assets received less the fair value of the liabilities assumed as goodwill. The balance at December 31, 2005 was approximately $19.7 million. None of the goodwill is expected to be deductible for taxes.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the merger, the Company recorded $5.3 million of core deposit intangibles. As of December 31, 2005, the amortization period for the core deposit intangibles is 7 years. Amortization expense on core deposit intangibles was approximately $254,000 for the four months ended December 31, 2005. The Company estimates that the amortization expense will be approximately $762,000 for years 2006 through 2010. The net book value of the core deposit intangible was $5,077,000 at December 31, 2005.

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger taken place at January 1, 2005 and 2004 (dollars in thousands, except share data).

	For the Year Ended December 31, 2005
	Community Bancorp	Bank of Commerce (1)	Pro Forma Adjustments		Pro Forma Combined
Total interest and dividend income	$46,337	$6,815	$(368	)(a)	$52,784
Total interest expense	12,511	1,385			13,896

Net interest income before provision for loan losses	33,826	5,430	(368)		38,888
Provision for loan losses	1,085	691			1,776

Net interest income after provision for loan losses	32,741	4,739	(368)		37,112

Total other operating income	2,275	399			2,674
Total other operating expenses	20,512	3,497	508	(b)	24,517

Income before taxes	14,504	1,641	(876)		15,269

Income taxes	4,439	559	(298	)(c)	4,700

Net income	$10,065	$1,082	$(578)		$10,569

Basic earnings per share	$1.45				$1.44
Diluted earnings per share	$1.42				$1.41

Average shares outstanding for basic EPS	6,964,719		396,785	(d)	7,361,504
Average shares outstanding for diluted EPS	7,091,311		396,785	(d)	7,488,096

(1)	This column includes the income statement of Bank of Commerce from January 1, 2005 through August 26, 2005, the acquisition date.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2004
	Community Bancorp	Bank of Commerce	Pro Forma Adjustments		Pro Forma Combined
Total interest and dividend income	$30,038	$8,498	$(552	)(a)	$37,984
Total interest expense	6,862	1,701			8,563

Net interest income before provision for loan losses	23,176	6,797	(552)		29,421
Provision for loan losses	922	1,130			2,052

Net interest income after provision for loan losses	22,254	5,667	(552)		27,369

Total other operating income	1,489	595			2,084
Total other operating expenses	15,946	4,213	762	(b)	20,921

Income before taxes	7,797	2,049	(1,314)		8,532

Income taxes	2,376	689	(447	)(c)	2,618

Net income	$5,421	$1,360	$(867)		$5,914

Basic earnings per share	$1.13	$1.27			$1.09
Diluted earnings per share	$1.10	$1.19			$1.07
Average shares outstanding for basic EPS	4,798,922	1,069,398			5,407,437	(d)
Average shares outstanding for diluted EPS	4,940,977	1,137,911			5,549,492	(d)

(a)	To reflect the estimated reduction in interest income assuming federal funds sold were utilized for the cash portion of the merger consideration and acquisition costs.
(b)	To reflect the amortization of the core deposit intangible in other operating expense amortized utilizing the straight-line method assuming an estimated life of approximately 7 years.
(c)	To reflect the impact of income taxes associated with these pro forma adjustments to operating results at a 34% combined effective income tax rate.
(d)	Pro forma basic earnings per share were calculated using Community historical shares outstanding for the periods presented and adjusted for the issuance of 608,515 shares of Community common stock.

Note 3. Restrictions on Cash and Due from Banks

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. These reserve requirements are based on a percentage of deposit liabilities. The total of these reserves as of December 31, 2005 and 2004 were approximately $3.9 million and $1.9 million, respectively.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Securities

Carrying amounts and estimated fair values of securities available for sale as of December 31 are summarized as follows:

	2005
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Values
	(Dollars in thousands)
U. S. Government-sponsored agencies	$27,349	$—	$(287)	$27,062
Municipal bonds	21,618	342	(97)	21,863
Other debt securities	500	4	—	504
Mortgage-backed securities	44,727	1	(1,380)	43,348

	$94,194	$347	$(1,764)	$92,777

	2004
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Values
	(Dollars in thousands)
U. S. Government-sponsored agencies	$14,597	$16	$(95)	$14,518
Municipal bonds	21,342	666	(28)	21,980
Other debt securities	500	21	—	521
Mortgage-backed securities	45,380	57	(373)	45,064

	$81,819	$760	$(496)	$82,083

Carrying amounts and estimated fair values of securities held to maturity as of December 31 are summarized as follows:

	2005
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Values
	(Dollars in thousands)
Municipal bonds	$1,290	$35	$—	$1,325
SBA loan pools	276	—	—	276

	$1,566	$35	$—	$1,601

	2004
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Values
	(Dollars in thousands)
Municipal bonds	$1,610	$84	$—	$1,694
SBA loan pools	348	1	(2)	347

	$1,958	$85	$(2)	$2,041

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of securities available for sale and held to maturity by contractual maturities as of December 31, 2005 are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities and SBA loan pools because the mortgages underlying the securities may be called or repaid without any penalties, and therefore, they are not included in the maturity categories in the following summary:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$16,304	$16,197	$145	$145
Due after one year through five years	24,029	23,941	526	538
Due after five years through ten years	8,289	8,454	619	642
Due after ten years	—	—	—	—
Mortgage-backed securities and SBA loan pools	45,572	44,185	276	276

	$94,194	$92,777	$1,566	$1,601

Gross realized gains on sales of securities during the years ended December 31, 2005, 2004 and 2003 were $0, $82,000 and $2,000, respectively. Gross realized losses on sales of securities during the years ended December 31, 2005, 2004 and 2003 were $0, $70,000 and $0, respectively. Securities available for sale with carrying amounts of approximately $38,863,000 and $15,097,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, the advance from the Federal Home Loan Bank (see Note 10), and for other purposes required or permitted by law.

Information pertaining to available for sale securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	2005
	Less Than Twelve Months		Over Twelve Months		Totals
	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value
	(Dollars in thousands)
U. S. Government-sponsored agencies	$(99)	$20,392	$(179)	$5,834	$(278)	$26,226
Municipal bonds	(47)	5,736	(50)	1,833	(97)	7,569
SBA loan pools	(9)	836	—	—	(9)	836
Mortgage-backed securities	(471)	19,900	(909)	23,213	(1,380)	43,113

	$(626)	$46,864	$(1,138)	$30,880	$(1,764)	$77,744

	2004
	Less Than Twelve Months		Over Twelve Months		Totals
	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value
	(Dollars in thousands)
U. S. Government-sponsored agencies	$(95)	$7,965	$—	$—	$(95)	$7,965
Municipal bonds	(16)	2,312	(12)	547	(28)	2,859
Mortgage-backed securities	(191)	21,811	(182)	8,802	(373)	30,613

	$(302)	$32,088	$(194)	$9,349	$(496)	$41,437

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, 104 available for sale debt securities have unrealized losses with aggregate depreciation of approximately 2% from the Company’s amortized cost-basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the Federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analyst’s reports.

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As we have the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Note 5. Loans

The composition of the Company’s loan portfolio as of December 31 is as follows:

	2005	2004
	(Dollars in thousands)
Commercial and industrial	$126,157	$59,820
Real estate:
Commercial	187,236	148,411
Residential	30,148	24,097
Construction and land development, including raw land of approximately $108,700 for 2005 and $50,157 for 2004	316,221	167,154
Consumer and other	3,645	3,788

	663,407	403,270
Less:
Allowance for loan losses	8,117	6,133
Net unearned loan fees and discounts	3,716	2,126

	$651,574	$395,011

Owner-occupied commercial real estate loans are approximately 14% of our total loan portfolio as of December 31, 2005.

Changes in the allowance for loan losses for the years ended December 31 are as follow:

	2005	2004	2003
	(Dollars in thousands)
Balance, beginning	$6,133	$5,409	$4,688
Provision for loan losses	1,085	922	1,723
Allowance resulting from acquisition	933	—	—
Less amounts charged off	(220)	(383)	(1,036)
Recoveries of amounts charged off	186	185	34

Balance, ending	$8,117	$6,133	$5,409

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about impaired and nonaccrual loans as of and for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(Dollars in thousands)
Impaired loans with a valuation allowance	$820	$916	$1,070
Impaired loans without a valuation allowance	1,291	—	293

Total impaired loans	$2,111	$916	$1,363

Average balance of impaired loans	$2,220	$965	$1,776

Related valuation allowance	$336	$444	$269

Nonaccrual loans	$912	$966	$1,596

Loans past due 90 days or more and still accruing	$3	$2	$—

Interest income recognized on impaired loans	$227	$—	$—

Interest income recognized on a cash basis on impaired loans	$195	$—	$—

In 2003, the Company accepted 26,515 shares of its own stock in partial payment on an impaired loan. Based on an agreed upon fair value of $8.40 per share, the Company reduced the outstanding balance on the loan by $223,000. The loan has been restructured and is now paying according to the restructured repayment terms and thus is not included as an impaired loan at December 31, 2005, 2004 or 2003.

Note 6. Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation at December 31 are as follow:

	2005	2004
	(Dollars in thousands)
Land	$3,740	$2,695
Buildings and improvements	10,375	5,365
Equipment and furniture	5,101	3,637
Automobiles	233	212

	19,449	11,909
Less accumulated depreciation	(4,313)	(3,666)

	$15,136	$8,243

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Income Tax Matters

The cumulative tax effects of the primary temporary differences that created deferred tax assets and liabilities at December 31 are as follows:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,706	$1,906
Stock appreciation rights	125	821
Unrealized loss on securities available for sale	482	—
Other	—	26

Total deferred tax assets	3,313	2,753

Deferred tax liabilities:
Unrealized gain on securities available for sale	—	(90)
Premises and equipment	(964)	(252)
Deferred loan costs	(204)	(155)
Purchase accounting adjustments	(1,501)	—
Other	(324)	(144)

Total deferred tax liabilities	(2,993)	(641)

Net deferred tax assets	$320	$2,112

At December 31, 2005 and 2004, no valuation reserve was considered necessary as management believes it is more likely that not that the deferred tax assets will be realized due to taxes paid in prior years or future operations.

The provision for federal income taxes is comprised of the following for the years ended December 31:

	2005	2004	2003
	(Dollars in thousands)
Current	$4,336	$3,273	$2,576
Deferred	103	(897)	(281)

	$4,439	$2,376	$2,295

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income for the years ended December 31, 2005, 2004 and 2003 due to the following:

	2005		2004		2003
	(Dollars in thousands)
Computed “expected” tax expense	$5,076	35%	$2,729	35%	$2,628	35%
Increase (decrease) in income tax resulting from:
Tax-exempt interest income	(444)	(3)%	(297)	(4)%	(287)	(4)%
Other	(193)	(2)%	(56)	(1)%	(46)	—

	$4,439	30%	$2,376	30%	$2,295	31%

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Deposits

At December 31, 2005, the scheduled maturities of time deposits are as follow (dollars in thousands):

2006	$160,291
2007	22,491
2008	1,500

$184,282

At December 31, 2005, we had no single customer whose total average deposits were 10% or more of the Company’s total average deposits. At December 31, 2004, the Company had one customer whose total deposits were $27,513,000, or approximately 6%, of total deposits.

Brokered deposits totaled $33,274,000 and $0 at December 31, 2005 and 2004, respectively, and are included in certificates of deposit.

Note 9. Commitments and Contingencies

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

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of December 31 is as follows:

	2005	2004
	(Dollars in thousands)
Commitments to extend credit, including unsecured commitments of $20,701 for 2005, $17,136 for 2004	$215,052	$126,550
Credit card commitments, including unsecured amounts of $1,630 for 2005 and $1,441 for 2004	1,644	1,471
Standby letters of credit, including unsecured commitments of $230 for 2005 and $1,122 for 2004	3,224	1,583

	$219,920	$129,604

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. The Company has approximately $436,000 and $444,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit at December 31, 2005 and 2004 respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation 45 (FIN 45). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5 Accounting for Contingencies. As of December 31, 2005 and 2004, the amount of the liability related to guarantees was approximately $11,000 and $6,000, respectively.

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

Financial Instruments with Concentrations of Credit Risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At December 31, 2005, real estate loans accounted for approximately 80% of the total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take. In addition, approximately 4% of total loans are unsecured. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

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

In June of 2005, a sixth office was opened on Russell Road near Interstate 215 in southwest Las Vegas. The office is leased space for an additional branch, human resources, operations support, internal audit, compliance and the real estate lending department. This is an operating lease with an unrelated third party with an initial base rent of approximately $38,000 per month beginning in October 2005. For each year following, the rent will be increased by approximately 2%. The lease expires on October 31, 2015. The agreement includes three 5-year renewal options.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the merger with Bank of Commerce, the Company acquired three new branches, of which two are leased spaces. The Sunset branch has approximately 6,000 square feet located in Henderson, Nevada. This is an operating lease with an unrelated third party with a base rent of $9,533 per month, as of the date of the merger. For each year following, the rent increases based on the cost of living increase for the preceding period based on the average for the United States set forth in the Consumer Price Index for Urban Wage Earners and Clerical Workers for all Items, published by the Bureau of Labor Statistics of the United States Department of Labor (CPI). The lease expires on July 31, 2011. The lease includes the right to extend the term for three additional 5-year periods.

The Decatur office has 4,814 square feet, located at the intersection of Decatur Boulevard and Hacienda Avenue in southwest Las Vegas. This is an operating lease with an unrelated third party with a base rent of $12,083 per month, as of the date of the merger. For each year following, the rent increases based on the cost of living increase for the preceding period based on the average CPI. The lease expires on March 31, 2018. The Company may extend the term of this lease for one additional 5-year period.

In June of 2005, the Company entered into a lease agreement for its Phoenix loan production office. This is an operating lease with an unrelated third party with an initial base rent of approximately $1,200 per month. The lease agreement ended on December 31, 2005, but was subsequently renewed until June 2006. For the period of December 1, 2005 through June 30, 2006, the base rent is approximately $2,500 per month.

Future minimum rental payments due under the term leases are (dollars in thousands):

2006	$1,029
2007	1,032
2008	1,059
2009	1,068
2010	1,084
Thereafter	4,026

$9,298

Total rent expense was $656,000, $312,000 and $304,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

During March of 2005, the Company entered into a month-to-month sublease agreement for its San Diego loan production office. This is an operating lease with an unrelated third party with an initial base rent of $1,400 per month. The lease may be terminated by either party, with not less than thirty days prior written notice.

In addition to our commitments as a lessee, the Company also receives monthly rental income from leased space at our Sahara branch. We lease approximately 6,400 square feet under an operating lease with an unrelated third party. The base rent is approximately $11,000 per month with an annual increase of 3%, and is included as rental income. The lease expires in June 2009. The lease contains a 5-year renewal option with rent at the prevailing rate at the time of renewal.

In September 2005, the Company received a tenant improvement allowance for our Russell offices. The total amount received was approximately $807,000. In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, the allowance is being amortized over the life of the lease, ending in September 2015. At December 31, 2005, the balance was approximately $768,000, and is included in other liabilities.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, there are no material commitments to make capital expenditures.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Note 10. Borrowed Funds

The Company has a commitment from the Federal Home Loan Bank (FHLB) for advances. Borrowing capacity is determined based on collateral pledged, generally consisting of loans and securities, at the time of the advance. Advances from the FHLB at December 31, 2005 and 2004 were $16,000,000 and $0, respectively. The remaining borrowing capacity at December 31, 2005 was $79 million.

In 2005, the Company entered into a new agreement with the Federal Home Loan Bank (FHLB). Under this agreement we can obtain advances from FHLB and such advances are collateralized by a blanket lien on all loans secured by real estate and all business loans. The interest rate charged is determined by the FHLB at the time of the advance. The agreement can be terminated by the FHLB at any time. As of December 31, 2005, $150.9 million in loans were pledged as part of the blanket lien. Loans with a balance of approximately $18,647,000 were pledged as collateral on advances from the Federal Home Loan Bank as of December 31, 2004.

Short-term advances outstanding as of December 31, 2005 are as follow:

Date	Interest Rate	Advance	Maturity	Payments
		(Dollars in thousands)
August 26, 2005	FIXED 3.12%	$1,000	July 28, 2006	Interest semi-annually, principal at maturity
August 31, 2005	FIXED 4.04%	15,000	August 31, 2006	Interest monthly, principal at maturity

		$16,000

Long-term debt from the FHLB was $3,500,000 and $0 at December 31, 2005 and December 31, 2004, respectively. The long-term debt at December 31, 2005 consisted of one advance, with a fixed interest rate of 3.49%, and a maturity of January 10, 2007. Interest is paid semi-annually, with principal due at maturity. The advance is collateralized by securities.

The Company has entered into three agreements with other lending institutions under which it can purchase up to $19,000,000 of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The agreements can be terminated by the lending institutions at any time. There were no balances outstanding under these agreements at December 31, 2005 and 2004.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Junior Subordinated Debt

As of December 31, 2005 and 2004, the Company had $36.1 million and $15.5 million, respectively, of trust preferred securities (collectively, the “Securities”) outstanding that are classified as junior subordinated debt on the consolidated balance sheet of the Company. At December 31, 2005, the three-month LIBOR was 4.530%. The following is a brief description of the Securities:

In September 2002, Community Bancorp (NV) Statutory Trust I was formed to issue floating rate (three-month LIBOR +3.4%) Cumulative Trust Preferred Securities in the amount of $15,464,000. The funds raised from the issuance of these securities were all passed through to the Bancorp. The sole asset of this Capital Trust is a note receivable from the Bancorp. These securities require semi-annual interest payments and mature in 2032. These securities may be redeemed beginning in September 2007 as outlined in the Indenture Agreement.

In September 2005, Community Bancorp (NV) Statutory Trust II was formed to issue fixed/floating rate junior deferrable interest debentures (the Debentures) in the amount of $20,619,000. The Debentures bear a fixed rate of 5.94% for the first seven years, after which the rate will reset quarterly at the three-month LIBOR rate +1.37% per annum, and are redeemable, in whole or in part, without penalty, at the option of the Company after seven years. The funds raised from the issuance of these securities were all passed through to the Bancorp. The sole asset of this Trust is a note receivable from the Bancorp. These securities require quarterly interest payments and mature in 2035. These securities may be redeemed beginning in September 2007 as outlined in the Indenture Agreement. The interest payments on the Debentures made by the Company will be used to pay the quarterly distributions payable by the Trust to the holders of the Securities.

If the Company elects to defer payments of interest on the Securities by extending the interest distribution period, then the Company many not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company’s capital stock, until such time as all deferred interest is paid.

In the event of certain changes or amendments to regulatory requirements or federal tax rules, the debt is redeemable in whole. The obligation under this instrument is fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. The Securities qualify as Tier 1 Capital for the Company, subject to certain limitations, with the excess being included in Total Capital for regulatory purposes.

On March 1, 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of December 31, 2005, we have included the junior subordinated debentures in Tier I capital for regulatory capital purposes up to the specified limit, and the remainder is in Tier II capital.

Note 12. Stockholders’ Equity

During the year ended December 31, 2004, the Company issued 1,860,400 shares (including the over-allotment option) of its $0.001 par value common stock in an underwritten public offering at a price to the public of $23.00 per share. The proceeds after discounts, commissions, and other costs totaling approximately $3,509,000 were approximately $39,280,000.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Stock Options and Stock Appreciation Rights

Stock Options

The 1995 Stock Option and Award Plan (the 1995 Plan) expired in July 2005, although options are still vesting and exercisable. The 1995 plan states that options to acquire common stock of the Company may be granted to employees, officers or directors at the discretion of the Board of Directors. The 1995 Plan allows for the granting of incentive and non-qualifying stock options as those terms are defined in the Internal Revenue Code. The Plan, as amended, authorized up to 755,762 shares of common stock be provided by shares authorized but not outstanding. The 1995 Plan provides for the exercise price and term of each option to be determined by the Board at the date of grant, provided that no incentive option shall have a term greater than 10 years. The 1995 Plan also provided for the granting, at the discretion of the Board, of stock appreciation rights or other tandem rights with respect to the granting of the stock options.

On May 19, 2005, the stockholders of the Company approved the 2005 Equity Based Compensation Plan (the 2005 Plan). The 2005 Plan authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance share cash only awards. The 2005 Plan provides for a maximum of fifteen percent (15%) of the Company’s outstanding shares as of March 24, 2005, or 1,012,539, and adjusts on each anniversary thereafter to be 15% of the then outstanding number of shares that may be delivered for awards. The maximum number of shares that may be granted as incentive stock options is 800,000. As of December 31, 2005, the total number of awards remaining to be granted under the 2005 Plan was 825,539.

A summary of stock option activity during the years ended December 31 is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options, beginning of year	236,334	$11.69	279,958	$3.76	317,475	$3.73
Granted	195,000	31.55	195,000	14.45	8,000	7.35
Adjustment due to stock dividends	—	—	3,701	3.91	2,061	3.69
Exercised (Note 15)	(18,524)	5.67	(196,663)	3.50	(25,000)	2.79
Expired	(1,282)	1.96	—	—	—	—
Forfeited	(13,534)	21.69	(45,662)	9.19	(22,578)	5.23

Outstanding options, end of period	397,994	21.28	236,334	11.69	279,958	3.76

Options exercisable, end of period	186,974	17.13	107,974	11.08	222,398	3.10

Weighted-average remaining life (in years)	9		9		4

In July 2005, the Company granted 55,000 nonqualified stock options and 140,000 incentive stock options with an exercise price equal to the market value of the underlying stock on the grant date of $31.55. The nonqualified stock options vest immediately, and the incentive stock options vest 20% each year over five years. All options expire ten years from the grant date.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A further summary of stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.96-$1.97	3,087	< 1 year	$1.96	3,087	$1.96
$3.92-$5.48	40,634	5 years	5.29	40,634	5.29
$7.44-$10.33	27,273	8 years	9.10	12,253	8.77
$15.00	140,000	9 years	15.00	76,000	15.00
$31.55	187,000	10 years	31.55	55,000	31.55

	397,994		$21.28	186,974	$17.13

Stock Appreciation Rights

On July 20, 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan (“SAR Plan”). The SAR Plan authorized 252,605 rights to be granted to certain directors, officers and key employees at the discretion of the Board of Directors. Each right gives the grantee the right to receive cash payment from the Company equal to the excess of (a) the exercise price of the SAR over the (b) grant price of the SAR. Rights granted under the SAR Plan vest in five years. Pursuant to the SAR Plan, prior to an initial public offering, the exercise price is equal to the book value. Also pursuant to the SAR Plan, each right gives the grantee the right to receive a cash payment from the Company equal to the excess of the fair value of the Company’s common stock over the grant price if the Company completes an initial public offering. The Company closed on its IPO in December of 2004. The Company accounts for the outstanding rights pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The expense related to the SAR plan was approximately $446,000, $2,095,000 and $149,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The total amount in accrued expenses was $357,000 and $2,414,000 at December 31, 2005 and 2004 respectively.

Activity during the years ended December 31 is as follows:

	2005	2004	2003
Rights outstanding, beginning of year	109,673	126,696	147,500
Granted	—	—	—
Adjustment due to stock dividends	—	831	1,696
Forfeited	—	(17,854)	(22,500)
Exercised	(91,819)	—	—

Rights outstanding, end of year	17,854	109,673	126,696

Rights exercisable, end of year	—	—	—

The weighted average grant price for the rights outstanding at December 31, 2005 was $4.96. The weighted average contractual life of the rights outstanding at December 31, 2005 is 1.25 years. The weighted average exercise price for the rights exercised during the year ended December 31, 2005 was $3.76.

No further grants will be made from the 1995 Stock Option and Award Plan and 2000 Stock Appreciation Rights Plan.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Employee Benefit Plan

The Company has a qualified 401(k) employee benefit plan (the Plan) for all eligible employees. The Company is required to make matching contributions as outlined in the Plan and may elect to contribute a discretionary amount each year. The Company’s total contributions were $152,000, $121,000, and $115,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 15. Transactions with Related Parties

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

Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2005	2004	2003
	(Dollars in thousands)
Balance, beginning	$9,580	$6,750	$7,180
New loans	3,185	15,995	9,766
Repayments	(6,701)	(13,165)	(10,196)
No longer classified as related party	(1,238)	—	—

Balance, ending	$4,826	$9,580	$6,750

In addition to the above amounts, the Company has commitments to extend credit to related parties of approximately $828,000 and $1,812,000 at December 31, 2005 and 2004, respectively.

Included in the 2004 related party loan transactions shown above, were two loans made for the exercise of stock options. The total outstanding balance of these loans at December 31, 2004 was approximately $286,000, and was reported as a reduction of stockholders’ equity. These recourse loans were secured by the Company’s stock and were on the same terms as those for comparable loans with non-related parties. The loans were paid off in 2005.

None of these related party loans are past due, on nonaccrual status, or restructured to provide a reduction or deferral of interest or principal because of deteriorations in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2005.

Note 16. Regulatory Capital

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve qualitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As disclosed in Note 11, Junior Subordinated Debt, the proceeds from the issuance of trust preferred securities by the Trusts are considered Tier I capital, subject to percentage limitations, by the Company for regulatory purposes. The FRB has advised bank holding companies to continue to report the amount of the trust preferred securities in regulatory reports as a minority interest and thereby included in Tier I capital.

As of December 31, 2005 the most recent notification from the FRB categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The principal source of Community Bancorp’s cash reserves are dividends received from Community Bank of Nevada. Nevada law imposes certain restrictions on a bank’s ability to pay dividends and prohibits a bank from paying dividends if doing so would reduce its stockholders’ equity below (i) the initial stockholders’ equity of the bank, or (ii) 6% of the total deposit liability of the bank, as determined by the Nevada Department of Business and Industry, Financial Institutions Division.

Regulations of the Federal Reserve also govern the payment of dividends by a state member bank. Under Federal Reserve Regulations, dividends may not be paid unless both capital and earnings limitations have been met. First, no dividend may be paid if it would result in a withdrawal of capital or exceed the member bank’s net profits then on hand, after deducting its losses and bad debts. Exceptions to this limitation are available only upon the prior approval of the Federal Reserve and the approval of two-thirds of the member bank’s shareholders which, in the case of Community Bank of Nevada, would require Community Bancorp’s approval, as the sole shareholder of Community Bank of Nevada. Second, a state member bank may not pay a dividend without the prior written approval of the Federal Reserve if the total of all dividends declared in one calendar year, including the proposed dividend, exceeds the total of net income for that year plus the preceding two calendar years less any required transfers to surplus under state or federal law.

In addition, a bank may not pay cash dividends if doing so would reduce its capital below minimum applicable federal capital requirements.

Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Bank because such regulations require the sum of the Bank’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the Bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $74,500,000 and $31,300,000 of the Bank’s stockholders’ equity was restricted at December 31, 2005 and 2004, respectively.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following tables:

		Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2005:		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Bank	Total Capital (to Risk-Weighted Assets)	$83,777	11.4%	$58,595	8%	$73,244	10%
Company	Total Capital (to Risk-Weighted Assets)	$126,025	16.3%	$61,910	8%	N/A	N/A

Bank	Tier I Capital (to Risk-Weighted Assets)	$75,889	10.4%	$29,298	4%	$43,947	6%
Company	Tier I Capital (to Risk-Weighted Assets)	$109,921	14.2%	$30,955	4%	N/A	N/A

Bank	Tier I Capital (to Average Assets)	$75,889	9.3%	$32,692	4%	$40,865	5%
Company	Tier I Capital (to Average Assets)	$109,921	13.1%	$33,600	4%	N/A	N/A

		Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2004:		Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Bank	Total Capital (to Risk-Weighted Assets)	$52,962	11.7%	$36,374	8%	$45,468	10%
Company	Total Capital (to Risk-Weighted Assets)	$98,244	21.0%	$37,477	8%	N/A	N/A

Bank	Tier I Capital (to Risk-Weighted Assets)	$47,269	10.4%	$18,187	4%	$27,281	6%
Company	Tier I Capital (to Risk-Weighted Assets)	$92,379	19.7%	$18,738	4%	N/A	N/A

Bank	Tier I Capital (to Average Assets)	$47,269	8.7%	$21,731	4%	$27,164	5%
Company	Tier I Capital (to Average Assets)	$92,379	16.9%	$21,834	4%	N/A	N/A

Note 17. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31 are as follow:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$22,221	$22,221	$5,328	$5,328
Federal funds sold	64,683	64,683	61,926	61,926
Securities available for sale	92,777	92,777	82,083	82,083
Securities held to maturity	1,566	1,601	1,958	2,041
Loans, net	651,574	647,679	395,011	393,219
Accrued interest receivable	3,770	3,770	2,003	2,003
Investment in FHLB, FRB and PCBB stock	2,861	2,861	2,219	2,219
Financial liabilities:
Deposits	725,088	723,468	476,252	476,199
Short term borrowings	16,000	16,000	350	350
Long term debt	3,500	3,457	—	—
Accrued interest payable	790	790	333	333
Junior subordinated debt	36,083	35,423	15,464	15,464

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Commitments

The estimated fair value of fee income on letters of credit at December 31, 2005 and 2004 is insignificant. Loan commitments on which the committed fixed interest rate is less than the current market rate are also insignificant at December 31, 2005 and 2004.

Note 18. Condensed Financial Information of Parent Company

Balance Sheets

	December 31,
	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks	$18,450	$37,138
Securities available for sale	864	1,062
Investment in Community Bank of Nevada stock	99,728	47,431
Investment in Community Bank Statutory Trust I stock	464	464
Investment in Community Bank Statutory Trust II stock	619	—
Loans, net of allowance for loan losses of $229 and $100	21,597	6,888
Accrued interest receivable	84	18
Deferred tax assets, net	136	467
Other assets	1,150	1,169

Total assets	$143,092	$94,637

Liabilities and Stockholders’ Equity
Accrued interest payable and other liabilities	$82	$233
Accrued stock appreciation rights	178	1,387
Junior subordinated debt	36,083	15,464

	36,343	17,084

Stockholders’ Equity	106,749	77,553

Total liabilities and stockholders’ equity	$143,092	$94,637

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Income

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Income:
Loans, including fees	$1,183	$57	$208
Securities	80	70	87
Other	—	—	20

Total income	1,263	127	315

Interest expense on junior subordinated debt	1,393	764	722
Provision for loan losses	129	67	33
Stock appreciation rights expense	43	1,387	—
Operating expenses	1,153	259	185

	2,718	2,477	940

Loss before income taxes and equity in net income of Community Bank of Nevada	(1,455)	(2,350)	(625)
Income tax benefit	(393)	(735)	(170)

	(1,062)	(1,615)	(455)
Equity in net income of Community Bank of Nevada	11,127	7,036	5,670

Net income	$10,065	$5,421	$5,215

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$10,065	$5,421	$5,215
Adjustments to reconcile net income to net cash (used in) operating activities:
Equity in net (income) of Bank	(11,127)	(7,036)	(5,670)
Provision for loan losses	129	67	33
Deferred taxes	336	(460)	26
Tax benefit related to the exercise of stock options	5	474	30
Net amortization of investment premium and discount	8	18	43
(Increase) decrease in accrued interest receivable	(66)	6	3
(Increase) decrease in other assets	19	(733)	14
Increase (decrease) in accrued interest payable and other liabilities	(1,360)	1,608	—

Net cash (used in) operating activities	(1,991)	(635)	(306)

Cash Flows from Investing Activities:
Proceeds from maturities of and principal paydowns on securities available for sale	176	429	1,091
Investment in stock of Bank	(1,500)	—	(4,000)
Cash paid to acquire Bank of Commerce	(20,640)	—	0
Net (increase) decrease in loans	(14,838)	(4,279)	41

Net cash (used in) investing activities	(36,802)	(3,850)	(2,868)

Cash Flows from Financing Activities:
Dividends paid	—	(9)	(9)
Proceeds from issuance of junior subordinated debt	20,000	—	—
Purchase of treasury stock	—	—	(285)
Proceeds from exercise of common stock options	105	690	70
Proceeds from sale of common stock	—	39,280	—

Net cash provided by (used in) financing activities	20,105	39,961	(224)

Increase (decrease) in cash and cash equivalents	(18,688)	35,476	(3,398)
Cash and cash equivalents, beginning of year	37,138	1,662	5,060

Cash and cash equivalents, end of year	$18,450	$37,138	$1,662

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Quarterly Data (Unaudited)

	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
		(Dollars in thousands, except per share data)
Interest and dividend income	$15,394	$12,561	$9,676	$8,706	$8,171	$7,553	$7,255	$7,059
Interest Expense	4,703	3,326	2,306	2,176	1,815	1,681	1,744	1,622

Net Interest Income	10,691	9,235	7,370	6,530	6,356	5,872	5,511	5,437
Provision for loan losses	269	725	91	—	340	360	—	222

Net interest income, after provision for loan losses	10,422	8,510	7,279	6,530	6,016	5,512	5,511	5,215
Noninterest income	803	677	419	376	392	378	350	369
Noninterest expenses (1)(2)	7,027	5,421	4,641	3,423	5,424	3,671	3,429	3,422

Income before income taxes	4,198	3,766	3,057	3,483	984	2,219	2,432	2,162
Provision for income taxes	1,221	1,080	1,037	1,101	141	714	808	713

Net Income	$2,977	$2,686	$2,020	$2,382	$843	$1,505	$1,624	$1,449

Earnings per common share:
Basic	$0.40	$0.38	$0.30	$0.35	$0.16	$0.32	$0.35	$0.31

Diluted	$0.40	$0.38	$0.29	$0.35	$0.16	$0.31	$0.34	$0.31

(1)	2005 noninterest expenses increased due to additional employees, reporting requirements in our first year as a public company and additional costs associated with the acquisition of Bank of Commerce, including rent and depreciation expenses.
(2)	Fourth quarter of 2004 includes approximately $1.9 million of expense relating to the stock appreciation rights. See Note 13 of the financial statements.

[LETTER HEAD OF MCGLADREY & PULLEN]

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Community Bancorp

Las Vegas, Nevada

We have audited the consolidated balance sheets of Community Bancorp and Subsidiary (collectively referred to as the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    MCGLADREY & PULLEN, LLP

McGLADREY & PULLEN, LLP

Las Vegas, Nevada

March 10, 2006

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a—14(a) Certification by Chief Executive Officer

31.2	Rule 13a—14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications