Form 10-Q
period 2006-03-31
Community Bancorp
filed 2006-05-10
CIK 1304366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000 – 51044

COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

Nevada	33-0668846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South 4th Street, Suite 215, Las Vegas, NV	89101
(Address of principal executive offices)	(Zip Code)

(702) 878-0700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2006, 7,383,753

COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005 (Unaudited)

	March 31, 2006	December 31, 2005
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$24,205	$22,221
Federal funds sold	35,788	64,683

Cash and cash equivalents	59,993	86,904
Securities available for sale	88,075	92,777
Securities held to maturity (fair market value approximates $1,436 and $1,601)	1,403	1,566
Investment in Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Pacific Coast Bankers Bank (PCBB) stock	4,818	2,861
Loans, net of allowance for loan losses of $9,098 and $8,117	749,025	651,574
Premises and equipment, net	14,902	15,136
Accrued interest receivable	4,336	3,770
Deferred tax assets, net	415	320
Bank owned life insurance	9,738	9,698
Goodwill	18,830	19,698
Core deposit intangible, net	4,887	5,077
Other assets	3,770	3,327

Total assets	$960,192	$892,708

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$184,634	$196,411
Interest bearing:
Demand	329,712	337,803
Savings	6,889	6,592
Time, $100,000 or more	85,224	74,504
Other time	141,081	109,778

Total deposits	747,540	725,088

Short term borrowings	16,000	16,000
Long term borrowings	43,500	3,500
Accrued stock appreciation rights	375	357
Accrued interest payable and other liabilities	6,393	4,931
Junior subordinated debt	36,083	36,083

	102,351	60,871

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Common stock, par value: $0.001; shares authorized: 10,000,000; shares issued: 2006: 7,418,128; 2005: 7,409,087	7	7
Additional paid-in capital	71,448	71,199
Retained earnings	40,188	36,763
Accumulated other comprehensive (loss) income	(1,057)	(935)

	110,586	107,034
Less cost of treasury stock, 34,375 shares	(285)	(285)

Total stockholders’ equity	110,301	106,749

Total liabilities and stockholders’ equity	$960,192	$892,708

See Notes to Unaudited Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three months ended March 31, 2006 and 2005 (Unaudited)

	2006	2005
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$15,430	$7,355
Securities:
Taxable	742	597
Non-Taxable	211	212
Federal funds sold	266	533
Equity securities	47	9

Total interest and dividend income	16,696	8,706

Interest expense on:
Deposits	4,371	1,942
Short term borrowings	163	5
Long term borrowings	275	—
Junior subordinated debt	610	229

	5,419	2,176

Net interest income	11,277	6,530
Provision for loan losses	982	—

Net interest income after provision for loan losses	10,295	6,530

Other income:
Service charges and other income	487	242
Income from bank owned life insurance	41	124
Net gain on sales of loans	—	10

	528	376

Other expenses:
Salaries, wages and employee benefits	3,024	2,488
Occupancy, equipment & depreciation	741	360
Professional fees	358	280
Data processing	255	151
Core deposit intangible amortization	191	—
Advertising and public relations	154	76
Director fees	103	89
Insurance	80	59
Stationery and supplies	79	73
Telephone and postage	75	50
Loan related	59	32
Software maintenance	34	25
Stock appreciation rights	18	(328)
Foreclosed assets, net	—	(193)
Other	504	261

	5,675	3,423

Income before income taxes	5,148	3,483
Income tax expense	1,723	1,101

Net income	$3,425	$2,382

Other comprehensive income:
Unrealized gain (loss) on securities available for sale	(122)	(750)

Comprehensive income	$3,303	$1,632

Earnings per share:
Basic	$0.46	$0.35
Diluted	$0.46	$0.35

See Notes to Unaudited Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005 (Unaudited)

	2006	2005
	(dollars in thousands)
Cash Flows from Operating Activities:
Net income	$3,425	$2,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	297	170
(Gain) on sale of fixed assets	(7)	—
Amortization of core deposit intangible	191	—
(Gain) on foreclosed assets	—	(214)
(Income) loss from bank owned life insurance	(41)	(124)
Realized (gains) on sales of loans	—	(10)
Proceeds from sales of loans held for sale	—	139
Originations of loans held for sale	—	(129)
Deferred taxes	(32)	31
Provision for loan losses	982	—
Stock based compensation expense	75	—
Net amortization of investment premium and discount	25	160
(Increase) in accrued interest receivable	(566)	(230)
(Increase) decrease in other assets	(443)	158
Increase in accrued interest payable and other liabilities	1,480	176

Net cash provided by operating activities	5,386	2,509

Cash Flows from Investing Activities:
Net (increase) in loans	(97,565)	(6,378)
Proceeds from maturities of and principal paydowns on securities held to maturity	163	43
(Purchase) of securities available for sale	—	(12,451)
Proceeds from maturities of and principal paydowns on securities available for sale	4,492	2,697
Net (investment in) FHLB, FRB and PCBB stock	(1,957)	(45)
(Purchase) of premises and equipment	(56)	(420)
Proceeds from sale of foreclosed assets	—	2,405

Net cash (used in) investing activities	(94,923)	(14,149)

Cash Flows from Financing Activities:
Net (decrease) in short term borrowings	—	(350)
Net increase in long term borrowings	40,000	—
Net increase in deposits	22,452	58,860
Excess tax benefit related to exercise of stock options	59	—
Proceeds from exercise of common stock options	115	122

Net cash provided by financing activities	62,626	58,632

Increase (decrease) in cash and cash equivalents	(26,911)	46,992
Cash and cash equivalents, beginning of year	86,904	67,254

Cash and cash equivalents, end of period	$59,993	$114,246

See Notes to Unaudited Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Community Bancorp (the Company) is a holding company whose subsidiary, Community Bank of Nevada (the Bank), is a Nevada state chartered bank that provides a full range of commercial and consumer bank products through nine branches located in the Las Vegas metropolitan area and two loan production offices in southern California and Arizona. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practice.

A summary of the significant accounting policies used by the Company and its subsidiary are as follows:

Principles of Consolidation

With the exception of certain trust subsidiaries, which do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, the accompanying consolidated financial statements include the accounts of Community Bancorp and its wholly owned subsidiary, Community Bank of Nevada, collectively referred to herein as the Company. Significant intercompany accounts and transactions are eliminated in consolidation.

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2006 and 2005 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operation in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K. Condensed financial information as of December 31, 2005 has been presented next to the interim consolidated balance sheet for informational purposes.

A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes in the capital structure of the Company during the three months ended March 31, 2006.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2. Share-Based Compensation

Stock options

The Company’s 1995 Stock Option and Award Plan (the 1995 Plan) expired in July 2005, although options are still vesting and exercisable. On May 19, 2005, the stockholders of the Company approved the 2005 Equity Based Compensation Plan (the 2005 Plan). The 2005 Plan authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance share cash only awards. Incentive stock options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options awards generally vest based on five years of continuous service and have 10-year contractual terms. Non-qualified stock options are also generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest immediately and have 10-year contractual terms. The 2005 Plan provides for a maximum of fifteen percent (15%) of the Company’s outstanding shares as of March 24, 2005, or 1,012,539, and adjusts on each anniversary thereafter to be 15% of the then outstanding number of shares that may be delivered for awards. As of March 24, 2006, the number of shares that may be delivered for awards was 1,107,563. The maximum number of shares that may be granted as incentive stock options is 800,000. As of March 31, 2006, the total number of awards remaining to be granted under the 2005 Plan was 920,563.

The Company’s share-based payment arrangements are designed to attract and retain employees. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results and government regulations.

Effective January 1, 2006 (the adoption date), the Company adopted the provisions of FASB Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), or SFAS 123R, Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method.

Prior to the adoption of SFAS 123R, the Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation was reflected in net income, as all options are required by the Plans to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. Prior period financial statements have not been adjusted to reflect fair value of share-based compensation expense under SFAS 123R.

Also prior to the adoption of SFAS 123R, the Company applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. Prior to the Company’s initial public offering (IPO), the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes model to calculate the fair value of stock options. The Company has adopted SFAS 123R using the prospective method for options granted prior the IPO and the modified prospective method for options granted subsequent to the IPO. Under the Company’s transition method, SFAS 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased or cancelled. In addition, the expense recognition provision of SFAS 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date.

The Company uses historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123R requires that forfeitures be included as part of the grant date estimate. Prior to adopting SFAS 123R, share-based compensation expense was reduced when forfeitures occurred. The cumulative effect of forfeitures related to previous SFAS 123 pro forma expense was not material.

Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. The Company estimates the expected life of options using the simple average of the vesting term and the original contract term. The risk-free interest rate is based on U.S. Treasury rates appropriate for the expected

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

term. Expected volatility is based on historical factors related to our common stock. The dividend yield is based on the assumption that the Company does not foresee any circumstances in the immediate future in which cash dividends would be paid on common stock. There were no option grants during the first quarter of 2006 or 2005.

A summary of option activity under the 1995 Plan and 2005 Plan for the three months ended March 31, 2006, and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding options, beginning of year	397,994	$21.27
Granted	—	—
Exercised	(9,040)	12.74
Forfeited	—	—
Expired	(3,066)	1.96

Outstanding options, end of period	385,888	21.62

Options exercisable, end of period	177,133	17.50

The weighted average remaining contractual term of outstanding options as of March 31, 2006 was 8.5 years, with an aggregate intrinsic value of $3.6 million. The weighted average remaining contractual term of options exercisable at March 31, 2006 was 7.8 years, with an aggregate intrinsic value of $2.4 million.

The total intrinsic value of options exercised during the quarters ending March 31, 2006 and March 31, 2005 was approximately $172,000 and $55,000, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the period ended March 31, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance, beginning of year	211,020	$7.18
Granted	—	—
Vested	(2,265)	2.46
Forfeited	—	—

Nonvested balance, end of period	208,755	7.23

As of March 31, 2006, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 4.2 years. The aggregate intrinsic value of options vested during the period ended March 31, 2006 was $50,000.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table compares net income reflecting SFAS 123R share-based compensation expense of approximately $50 thousand, net of tax, reported in the current quarter for options granted after the IPO and pro forma expense for options granted prior to the IPO compared to the same prior period’s pro forma stock-based employee compensation expense, net of tax.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Net income:
As reported	$3,425	$2,382
Deduct total stock-based employee compensation expense determined under the minimum value method for awards granted prior to the IPO, net of related tax effects	(6)	(21)

Pro forma	$3,419	$2,361

Earnings per share:
As reported:
Basic	$0.46	$0.35
Diluted	$0.46	$0.35
Pro forma:
Basic	$0.46	$0.35
Diluted	$0.46	$0.34

Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit related to exercise of stock options” on the statement of cash flows.

Stock appreciation rights

On July 20, 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan (SAR Plan). The SAR Plan authorized 252,605 rights to be granted to certain directors, officers and key employees at the discretion of the Board of Directors. Prior to the adoption of SFAS 123R, the Company accounted for stock appreciation rights (SAR) according to FASB Interpretation No. 28 (FIN 28). Under FIN 28, the intrinsic value of the SAR was reflected as a liability in the balance sheet. The liability was adjusted every quarter based on the intrinsic value of the SAR as of the reporting date. Upon adoption of SFAS 123R, the Company accounts for SAR using liability accounting. This method requires the Company to record the liability for SAR at fair value, rather than intrinsic value, in the balance sheet. The Company uses the Black-Scholes model to determine the fair value of SAR. The (income) expense related to the Company’s SAR plan was approximately $18,000 and $(328,000) for the three months ended March 31, 2006 and 2005, respectively. The total amount in accrued expenses was approximately $375,000 as of March 31, 2006. There were no grants of stock appreciation rights during the three months ended March 31, 2006.

As of March 31, 2006, the outstanding SAR were 17,854, with a weighted average exercise price of $4.96. The weighted average remaining life of the SAR was 1.0 year, with an aggregate intrinsic value of approximately $464,000. At March 31, 2005, there were 109,673 SAR outstanding with an intrinsic value of $2.1 million.

No further grants will be made from the 2000 Stock Appreciation Rights Plan.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. Earnings per Share

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

Earnings per common share have been computed based on the following:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands, except share data)
Net income	$3,425	$2,382

Average number of common shares outstanding	7,382,609	6,749,250
Effect of dilutive options	104,755	122,011

Average number of common shares outstanding used to calculate diluted earnings per common share	7,487,364	6,871,261

Basic EPS	$0.46	$0.35
Diluted EPS	$0.46	$0.35

Note 4. Loans

The composition of the Company’s loan portfolio as of March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Commercial and industrial	$121,684	$126,157
Real estate:
Commercial	195,416	187,236
Residential	28,167	30,148
Construction and land development, including raw land of approximately $183,586 for 2006 and $108,700 for 2005	412,095	316,221
Consumer and other	4,813	3,645

	762,175	663,407
Less:
Allowance for loan losses	9,098	8,117
Net unearned loan fees and discounts	4,052	3,716

	$749,025	$651,574

Impaired and non-accrual loans were approximately $2,293,000 and $555,000 as of March 31, 2006, and $2,111,000 and $912,000 as of December 31, 2005, respectively. Net charge-offs (recoveries) were approximately $1,000 and $(23,000) for the three months ended March 31, 2006 and 2005, respectively.

Owner-occupied commercial real estate loans are approximately 12% and 14% of our total loan portfolio as of March 31, 2006 and December 31, 2005, respectively.

As a result of conducting our quarterly allowance calculation analysis, which considers asset quality, loan growth, changes in loan mix, past events and current economic conditions, it was determined that a $982 thousand addition to the provision for loan losses was appropriate based on the Company’s loan growth for the first quarter of 2006. No provision for loan losses was taken during the first quarter of 2005.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5. Deposits

At March 31, 2006, the scheduled maturities of time deposits are as follows (dollars in thousands):

March 31, 2006
2006	$140,271
2007	83,410
2008	2,624

$226,305

Brokered deposits totaled $63,512,000 and $33,274,000 at March 31, 2006 and December 31, 2005, respectively, and are included in time deposits on the balance sheet.

Note 6. Commitments and Contingencies

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

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Commitments to extend credit, including unsecured commitments of $26,725 for 2006 and $20,701 for 2005	$247,149	$215,052
Credit card commitments, including unsecured amounts of $1,803 for 2006 and $1,630 for 2005	1,867	1,644
Standby letters of credit, including unsecured commitments of $75 for 2006 and $230 for 2005	3,186	3,224

	$252,202	$219,920

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. The Company has approximately $547,000 and $436,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit at March 31, 2006 and December 31, 2005 respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45

(FIN 45). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5, Accounting for Contingencies. As of March 31, 2006 and December 31, 2005, the amount of the liability related to guarantees was approximately $11,000 for each period.

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

Financial Instruments with Concentrations of Credit Risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At March 31, 2006, real estate loans accounted for approximately 83% of the total loans. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take. In addition, approximately 3% of total loans are unsecured. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area. The Company’s goal is to continue to maintain a diversified loan portfolio that requires the loans to be well collateralized and supported by cash flows.

Lease Commitments

In the first quarter of 2006, the Company renewed its lease agreement for its Phoenix loan production office. This is an operating lease with an unrelated third party with an initial base rent of approximately $5,100 per month. The lease agreement is for the period of May 1, 2006 through April 30, 2007. The agreement will automatically be extended for successive periods equal to the current term, unless a three-month notice is given.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Note 7. Borrowed Funds

The Company has a commitment from the Federal Home Loan Bank (FHLB) for advances. Advances are collateralized by a blanket lien on all loans secured by real estate and all business loans. The interest rate charged on advances is determined by the FHLB at the time of the advance. The agreement can be terminated by the FHLB at any time.

Short term advances outstanding as of March 31, 2006 are as follows (dollars in thousands):

Date	Interest Rate	Advance	Maturity	Payments
(Dollars in thousands)
August 26, 2005	FIXED 3.12%	$1,000	July 28, 2006	Interest semi-annually, principal at maturity
August 31, 2005	FIXED 4.04%	15,000	August 31, 2006	Interest monthly, principal at maturity

		$16,000

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long term borrowings outstanding as of March 31, 2006 are as follows (dollars in thousands):

Date	Interest Rate	Advance	Maturity	Payments
(Dollars in thousands)
January 10, 2005	FIXED 3.49%	$3,500	January 10, 2007	Interest semi-annually, principal at maturity
February 7, 2006	FIXED 4.92%	20,000	February 9, 2009	Interest monthly, principal at maturity
February 21, 2006	FIXED 5.00%	20,000	February 21, 2008	Interest monthly, principal at maturity

		$43,500

The Company has entered into three agreements with other lending institutions under which it can purchase up to $27.0 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The agreements can be terminated by the lending institutions at any time. There were no balances outstanding under these agreements at March 31, 2006 and December 31, 2005.

Note 8. Derivative Financial Instruments

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. Therefore, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Also, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The Company has established policies and procedures to permit limited use of off-balance sheet derivatives to help manage interest rate risk.

Interest Rate Swaps to Manage the Company’s Interest Rate Risk

During the quarter ended March 31, 2006, the Company originated a fixed rate loan with a principal balance of approximately $15 million. The terms of the loan include an embedded derivative in the form of a prepayment penalty. The embedded derivative has been bifurcated from the loan and recorded at fair value as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company also entered into a LIBOR-based interest rate swap agreement under which the Company will pay fixed interest and receive variable interest. The notional value of the swap agreement is equal to the principal balance of the fixed rate loan. Although the Company has not elected hedge accounting, the transaction results in a natural hedge because the fair value of the swap offsets the fair value of the prepayment penalty. At March 31, 2006, the fair value of the swap is reflected in other assets of $1,018,000 and the fair value of the prepayment penalty is reflected in other liabilities of $1,018,000 in the balance sheet.

Fair values for derivative financial instruments are based upon quoted market prices where available, except in the case of certain options and swaps where pricing models are used.

Note 9. Goodwill

On August 26, 2005, the Company acquired 100% of the common stock of Bank of Commerce (Commerce) in a 50% cash and 50% stock transaction valued at approximately $40.0 million. The initial purchase price allocation resulted in goodwill of $19,698,000. During the quarter ended March 31, 2006, the Company has revised its estimate of the acquisition date fair value of some of the acquired tangible assets based on transactions that occurred during the quarter. The adjustment relates primarily to the estimate of fair value of impaired loans acquired from Commerce. Specifically, the estimate of acquisition date fair value of certain acquired impaired loans has been adjusted since those loans were paid off during the three months ended March 31, 2006. As a result of this reallocation, the recorded value of goodwill was adjusted downward to $18,830,000.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10. Quarterly Data (Unaudited)

	2006	2005
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest and dividend income	$16,696	$15,394	$12,561	$9,676	$8,706
Interest expense	5,419	4,703	3,326	2,306	2,176

Net interest income	11,277	10,691	9,235	7,370	6,530
Provision for loan losses	982	269	725	91	—

Net interest income, after provision for loan losses	10,295	10,422	8,510	7,279	6,530
Non-interest income	528	803	677	419	376
Non-interest expenses	5,675	7,027	5,421	4,641	3,423

Income before income taxes	5,148	4,198	3,766	3,057	3,483
Income tax expense	1,723	1,221	1,080	1,037	1,101

Net Income	$3,425	$2,977	$2,686	$2,020	$2,382

Earnings per common share:
Basic	$0.46	$0.40	$0.38	$0.30	$0.35

Diluted	$0.46	$0.40	$0.38	$0.29	$0.35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements concerning future performance, developments or events, expectations for growth and income forecasts, and any other guidance on future periods, constitute forward-looking statements that are subject to a number of risks and uncertainties. Actual results may differ materially from stated expectations. Specific factors include, but are not limited to, loan production, balance sheet management, the economic condition of the Las Vegas market, net interest margin, loan quality, the ability to control costs and expenses, interest rate changes and financial policies of the United States government, and general economic conditions. Additional information on theses and other factors that could affect financial results are included in our Securities and Exchange Commission filings.

When used in this release, the words or phrases such as “will likely result in”, “management expects that”, “will continue”, “is anticipated”, “estimate”, “projected”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. Community Bancorp undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting Community Bancorp and PSLRA’s safe harbor provisions.

EXECUTIVE OVERVIEW

Community Bancorp (the Company) (NASDAQ: CBON) is the Las Vegas-based community bank holding company for Community Bank of Nevada with $960.2 million in total assets.

The Company reported improved financial results driven by the ongoing economic strength in its market area. Net income for the first quarter of 2006 was up 43.8% to $3.4 million compared to $2.4 million for the comparable quarter last year. The asset sensitivity of the balance sheet, loan growth, and a 20.0% increase in the net interest margin year-over-year were all factors contributing to the growth in earnings.

Non-interest income for the first quarter of 2006 was up 40.4% to $528 thousand compared to the comparable quarter of 2005. This increase was primarily attributed to an increase in service charges and other income brought on by a larger branch network.

Non-interest expense for the first quarter of 2006 increased by 65.8% to $5.7 million from $3.4 million for the same period in 2005. Expense increases were primarily attributed to increases in salary and employee benefits, increased occupancy costs and amortization of the core deposit intangible. Also contributing to the increase were professional fees related to our compliance with Section 404 of Sarbanes-Oxley and other requirements of being a public company. Earnings per share were impacted by $0.01 due to the implementation of FASB Statement No. 123R, where we recognized $75 thousand in share-based compensation expense for the first quarter.

Gross loans increased a total of $98.8 million in the first quarter of 2006, primarily in construction and land development loans. Our strategy to recruit lenders has resulted in a significant amount of lending opportunities, as represented by our first quarter results.

Total deposits increased 3.1% during the first quarter of 2006 to $747.5, primarily in time deposits due to brokered deposits of $63.5 million, an increase of $30.2 or 90.9% since December 31, 2005, partially offset by decreases in non-interest bearing demand of 6.0% and interest bearing demand of 2.4%.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA

(Unaudited)

	1st Quarter 2006	1st Quarter 2005	% CHANGE Q1_06 vs. Q1_05
	(Dollars in thousands, except share and percentage data)
Share Data:
Earnings per share—basic	$0.46	$0.35	31.4%
Earnings per share—diluted	0.46	0.35	31.4%
Book value per share	14.94	11.72	27.5%
Shares outstanding at period end	7,383,753	6,750,257	9.4%
Weighted average shares outstanding—basic	7,382,609	6,749,250	9.4%
Weighted average shares outstanding—diluted	7,487,364	6,871,261	8.5%
Selected Other Balance Sheet Data:
Average assets	$900,660	$612,745	47.0%
Average earning assets	836,079	581,658	43.9%
Average stockholders’ equity	109,144	78,815	38.5%
Gross loans	762,175	409,832	86.0%
Selected Financial Ratios:
Return on average assets	1.52%	1.55%	-1.9%
Return on average stockholders’ equity	12.55%	12.09%	3.8%
Net interest margin (1)	5.39%	4.49%	20.0%
Efficiency Ratio (2)	48.07%	49.57%	-3.0%
Capital Ratios:
Average stockholders’ equity to average assets	12.12%	12.86%	-5.8%
Leverage Ratio	13.24%	15.49%	-14.5%
Tier 1 Risk-Based Capital ratio	13.39%	19.47%	-31.3%
Total Risk-Based Capital ratio	15.19%	20.72%	-26.7%
Selected Asset Quality Ratios:
Non-performing loans (3)	$606	$914	-33.7%
Non-performing assets (4)	606	914	-33.7%
Non-performing loans to total loans	0.08%	0.22%	-63.6%
Non-performing assets to total assets	0.06%	0.14%	-57.1%
Allowance for loan losses to total loans	1.19%	1.50%	-20.7%
Allowance for loan losses to non-performing loans	1501.3%	673.5%	122.9%
Allowance for loan losses to non-performing assets	1501.3%	673.5%	122.9%
Net charge-offs (recoveries) to average loans	0.00%	0.00%	0.0%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents non-interest expenses, excluding provision for loan losses, as a percentage of the aggregate of net interest income and non-interest income.

(3)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.

(4)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPERATING PERFORMANCE

As a publicly-traded community bank holding company, we focus on several key factors including:

•	Return to our shareholders

•	Return on average assets

•	Asset quality

•	Asset growth

•	Operating efficiency

Return to our shareholders. The return to our shareholders is measured in the form of return on average equity, or ROE. For the first quarter of 2006, our ROE was 12.55% compared to 12.09% for the same period in 2005. Our net income increased 43.8%, to $3.4 million for the first quarter of 2006 from $2.4 million for the same period in 2005. Improvement in the Company’s net interest margin, the asset sensitivity of the balance sheet and loan growth of 86.0% year-over-year were all factors contributing to the strong growth in earnings. Basic and diluted earnings per share (EPS) for the quarter ended March 31, 2006 were $0.46, up from $0.35 for the quarter ended March 31, 2005.

Return on average assets. Our return on average assets, or ROA, is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for March 31, 2006 was 1.52% compared to 1.55% for the same period in 2005.

Asset quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of non-performing loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a company. Non-performing loans totaled $606 thousand as of March 31, 2006, compared to $914 thousand in March 31, 2005. Non-performing loans as a percentage of total loans decreased to 0.08% as of March 31, 2006, compared to 0.22% at March 31, 2005. Non-performing assets were $606 thousand as of March 31, 2006, compared to $914 million at March 31, 2005. Non-performing assets as a percent of total assets were 0.06% as of March 31, 2006, compared to 0.14% at March 31, 2005. Net charge-offs to average loans were 0.00% for the periods ending March 31, 2006 and March 31, 2005.

Asset growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased to $960.2 million as of March 31, 2006 from $892.7 million as of December 31, 2005 and $634.4 million as of March 31, 2005. Total deposits increased to $747.5 million as of March 31, 2006 compared to $725.1 as of December 31, 2005 and $535.1 million as of March 31, 2005. Gross loans increased to $762.2 million as of March 31, 2006 compared to $663.4 million as of December 31, 2005 and $409.8 million as of March 31, 2005.

Operating efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio decreased (improved) to 48.1% for the first quarter of 2006 compared to 49.6% for the same period in 2005, due to the increase in revenues exceeding the increase in operating expenses. Net interest income before provision increased 72.7% to $11.3 million for March 31, 2006 compared to $6.5 million for the quarter ending March 31, 2005.

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

We evaluate our allowance for loan losses quarterly. We believe that the allowance for loan losses, or ALLL, is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. For a discussion of the allowance and our methodology, see “Asset Quality – Provision/Allowance for Loan Loss.”

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

Although we believe the level of the allowance as of March 31, 2006 was adequate to absorb probable losses in the loan portfolio, a decline in local, economic or other factors could result in increasing losses that cannot be reasonably predicted at this time.

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

Adjustments to the fair value of available-for-sale securities impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

Goodwill and Other Intangibles. Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized, although it is reviewed for potential impairment on an annual basis or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

On August 26, 2005, we acquired 100% of the common stock of Bank of Commerce (Commerce) in a 50% cash and 50% stock transaction valued at approximately $40.0 million. The initial purchase price allocation resulted in goodwill of $19.7 million. During the quarter ended March 31, 2006, we have revised our estimate of the acquisition date fair value of some of the acquired tangible assets based on transactions that occurred during the quarter. The adjustment relates primarily to our estimate of fair value of impaired loans acquired from Commerce. Specifically, the estimate of acquisition date fair value of certain acquired impaired loans has been adjusted since those loans were paid off during the three months ended March 31, 2006. As a result of this reallocation, the recorded value of goodwill was adjusted downward to $18.8 million.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered “not recoverable” if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At March 31, 2006, the core deposit intangible included on the consolidated balance sheet is amortized using an estimated life of 7 years.

RESULTS OF OPERATIONS

Net Income. Net Income for the first quarter of 2006 was up 43.8% to $3.4 million compared to $2.4 million for the comparable quarter last year. Basic and diluted earnings per share were $0.46 for the first quarter of 2006, which increased from $0.35 for the like period in 2005.

Net Interest Income. Net interest income, the Company’s largest source of operating income, is derived from interest and dividends received on interest-earning assets, less interest expense incurred on interest-bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities (spread). The volume of loans, investment securities and other interest-earning assets, compared to the volume of interest-bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods.

The following tables present, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets, as well as interest expense and rates paid on average interest-bearing liabilities.

	Period Ended March 31,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost (7)	Average Balance	Interest Income or Expense	Average Yield or Cost (7)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (1)(2)(3)	$716,324	$15,430	8.62%	$405,272	$7,355	7.26%
Investment securities—taxable	69,455	742	4.27%	63,974	597	3.73%
Investment securities—non-taxable (3)	22,624	211	3.73%	22,495	212	3.77%
Federal funds sold	24,074	266	4.42%	87,205	533	2.44%
Other investments (4)	3,602	47	5.22%	2,712	9	1.33%

Total interest-earning assets	836,079	16,696	7.99%	581,658	8,706	5.99%
Non-earning assets:
Cash and due from banks	20,550			15,756
Unearned loan fees	(3,916)			(2,083)
Allowance for loan losses	(8,514)			(6,127)
Goodwill & intangible	24,192			0
Other assets	32,269			23,541

Total assets	$900,660			$612,745

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits:
Interest-bearing demand	$43,077	$231	2.14%	$21,692	$47	0.87%
Money market	285,991	2,237	3.13%	232,895	1,155	1.98%
Savings	7,144	13	0.73%	5,595	7	0.50%
Time	193,273	1,890	3.91%	121,482	733	2.41%

Total interest-bearing deposits	529,485	4,371	3.30%	381,664	1,942	2.04%
Short term borrowings	16,365	163	3.98%	171	5	11.70%
Long term borrowings	24,056	275	4.57%	—	—	—
Junior subordinated debt	36,083	610	6.76%	15,464	229	5.92%

Total interest-bearing liabilities	605,989	5,419	3.58%	397,299	2,176	2.19%
Non-interest-bearing liabilities:
Demand deposits	180,469			132,606
Other liabilities	5,058			4,025

Total liabilities	791,516			533,930
Stockholders’ equity	109,144			78,815

Total liabilities and stockholders’ equity	$900,660			$612,745

Net interest income		$11,277			$6,530

Net interest spread (5)			4.41%			3.80%
Net interest margin (6)			5.39%			4.49%

(1)	Includes average non-accrual loans of $604 thousand in first quarter 2006 and $940 thousand in first quarter 2005.

(2)	Net loan fees of $1.1 million and $786 thousand are included in the yield computations for the first quarter of 2006 and 2005, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis

(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

(7)	Annualized.

Net Interest Income. Net interest income increased 72.7%, for March 31, 2006 as compared to the same period in 2005, as interest earned on higher loan volumes outweighed the effect of rate increases on loans and a higher cost of funds. During the first quarter of 2006, the yield on earning assets increased to 7.99% for the current quarter, as compared to 5.99% a year ago. Negatively impacting the yield on earning assets was a change in our estimated loan costs resulting in net interest income and salary expense being lower than they would have been under our previous cost estimates.

The cost of total interest-bearing liabilities increased to 3.58% for the current quarter, from 2.19% a year ago. The net interest margin ratio increased to 5.39%, in spite of the increased loan origination costs noted above, for the quarter ended March 31, 2006 as compared to 4.49% a year ago. The increase in net interest margin is attributed to loan growth and the continued rise in short term interest rates.

The tables below set forth, for the periods indicated, a summary of the changes in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	First Quarter 2006 compared to First Quarter 2005 increase (decrease) due to change in:
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans	$8,075	$1,345	$5,521	$1,209
Investment securities—taxable	145	85	50	10
Investment securities—non-taxable	(1)	(2)	1	—
Federal funds sold	(267)	421	(377)	(311)
Other investments	38	18	6	14

Total interest income	7,990	1,867	5,201	922
Interest expense:
Interest-bearing demand	184	68	45	71
Money market	1,082	652	258	172
Savings	6	3	2	1
Time	1,157	445	424	288
Short term borrowings	158	(3)	463	(302)
Long term borrowings	275	—	—	275
Junior subordinated debt	381	31	299	51

Total interest expense	3,243	1,196	1,491	556

Net interest income	$4,747	$671	$3,710	$366

Non-interest Income. Non-interest income for the first quarter of 2006 was $528 thousand, an increase of 40.4% over $376 thousand in the first quarter of 2005. This increase is attributed to a larger branch network and is partially offset with a decrease in income from bank owned life insurance.

Non-interest Expense. Non-interest expense was $5.7 million for the quarter ending March 31, 2006, an increase of 65.8% over $3.4 million for the first quarter ending March 31, 2005. The increase in non-interest expense was primarily attributed to expenses associated with salaries and employee benefits due to the addition of new employees from the acquisition of Bank of Commerce, the opening of the Russell Office, the investment in additional lending staff and an increase in occupancy expense associated with operating an expanded branch network. Also contributing to the increase were credit adjustments totaling $521 thousand made during the first quarter of 2005 for stock appreciation rights based on the market value of the stock at March 31, 2005, as well as a gain on the sale of foreclosed assets.

Effective January 1, 2006 (the adoption date), the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123R). Prior to the adoption of SFAS 123R, we accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation was reflected in net income, as all options are granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.

Also prior to the adoption of SFAS 123R, the Company applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. Prior our initial public offering (IPO), we used the minimum value method to calculate the fair value of stock options. Subsequent to the IPO, we utilize the Black-Scholes model to calculate the fair value of stock options. We have adopted SFAS 123R using the prospective method for options granted prior the IPO and the modified prospective method for options granted subsequent to the IPO. Under the transition method, SFAS 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased or cancelled. In addition, the expense recognition provision of SFAS 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date.

Option valuation models require the input of highly subjective assumptions, including expected volatility and expected term, which can materially affect the fair value estimate. Expected volatility is based on historical factors related to our common stock. We calculate the expected term as the average of the vesting period and the contractual life of the option.

As a result of the adoption of SFAS 123R, we recognized additional compensation expense of approximately $50 thousand, net of tax, or $0.01 per diluted share, for the first quarter 2006. As of March 31, 2006, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over a weighted average period of 4.2 years. Estimated future levels of compensation expense recognized related to stock based awards will be impacted by new awards, modifications to awards, cancellation of awards after the adoption of SFAS No. 123R, or additional options granted in 2006 by the Board of Directors. There have been no additional grants during the quarter ended March 31, 2006.

Income Tax Expense. The Company’s effective federal income tax rate was 33.5% and 31.6% for the March 31, 2006 and March 31, 2005, respectively.

FINANCIAL CONDITION

Loans. Total loans increased $98.8 million, or 14.9%, to $762.2 million as of March 31, 2006, from $663.4 million as of December 31, 2005. Since December 31, 2005, construction and land development loans represented the largest increase, with an increase of 30.3% to $412.1 million from $316.2 million, followed by commercial real estate loans which grew 4.4% to $195.4 million from $187.2 million at year-end. Market conditions relative to commercial real estate are forecasted to remain strong through the balance of 2006. Thus, the combination of strong economic factors and a well-seasoned lending staff should result in high levels of new production.

The Company’s credit quality continued to improve with non-performing loans at just 0.08% of total loans, while net charge-offs for the quarter were $1 thousand. The allowance for loan losses was 1.19% of outstanding loans as of March 31, 2006.

Investment Securities. The carrying value of our investment securities at March 31, 2006 totaled $89.5 million, compared to $94.3 million at December 31, 2005. The decrease is a result of the strong loan growth. Our portfolio consists primarily of U.S. Government agencies, agency mortgage-backed securities and obligations of states and political subdivisions.

Deposits. Total deposits increased $22.4 million, or 3.1% to $747.5 million as of March 31, 2006, from $725.1 million as of December 31, 2005. The increase in deposits is directly attributed to an increase in time deposits, driven by broker certificates of deposits. Based on the extraordinary loan growth, the Company will need to supplement core deposits with other funding sources such as local certificates of deposits, wholesale deposits and borrowed funds.

Short Term Borrowings. Borrowings of $16.0 million as of March 31, 2006 consisted of two Federal Home Loan Bank (FHLB) advances. The advances, $1.0 million and $15.0 million, mature on July 28, 2006, and August 31, 2006, respectively, and bear interest of 3.12% and 4.04%, respectively.

Long Term Borrowings. Based on the strong loan growth for the first quarter, we executed two additional long term FHLB advances in the first quarter of 2006, each for $20.0 million. The notes mature on February 9, 2009 and February 21, 2008, respectively, and bear interest of 4.92%, and 5.00%, respectively. The third advance, $3.5 million, expires on January 10, 2007, was assumed from the Bank of Commerce acquisition and bears interest of 3.49%.

ASSET QUALITY

Non-performing Assets. Non-performing assets include loans past due 90 days or more that are still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (OREO).

The following table sets forth information regarding non-performing assets as of the dates indicated:

	At
	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans, not restructured	$555	$912
Accruing loans past due 90 days or more	51	3
Restructured loans	—	—

Total non-performing loans (NPLs)	606	915
OREO	—	—

Total non-performing assets (NPAs)	$606	$915

Selected ratios:
NPLs to total loans	0.08%	0.14%
NPAs to total loans and OREO	0.08%	0.14%
NPAs to total assets	0.06%	0.10%

Non-performing assets decreased $309 thousand, or 33.8%, to $606 thousand as of March 31, 2006, compared to $915 million as of December 31, 2005. The decrease was attributable to payments received on nonaccrual loans acquired from Bank of Commerce in August 2005, offset slightly by an increase in accruing VISA loans past due 90 days or more.

Provision/Allowance for Loan Losses. The Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on the most recent analysis of the allowance for loan losses, a provision of $982 thousand was recorded for March 31, 2006. The allowance for loan losses was $9.1 million, or 1.19% of total loans, as of March 31, 2006 as compared to $6.2 million, or 1.50% of total loans, at March 31, 2005.

The following table sets forth information regarding the Company’s allowance for loan losses as of March 31, 2006 and 2005.

	At March 31,
	2006	2005
Allowance for loan losses:
Beginning balance	$8,117	$6,133
Loans charged off during period:
Commercial	25	—
Construction	—	—
Commercial real estate	—	—
Residential real estate	—	—
Consumer and other	1	16

Total	26	16
Recoveries:
Commercial	25	39
Construction	—	—
Commercial real estate	—	—
Residential real estate	—	—
Consumer and other	—	—

Total	25	39

Net loans and leases charged off	1	(23)

Provision for loan losses	982	—

Ending balance	$9,098	$6,156

Gross loans	$762,175	$409,832
Average loans	716,324	405,272
Non-performing loans	606	914
Selected ratios:
Net charge-offs to average loans	0.00%	0.00%
Provision for loan losses to average loans	0.14%	0.00%
Allowance for loan losses to loans outstanding at end of period	1.19%	1.50%
Allowance for loan losses to non-performing loans	1501.3%	673.5%

CAPITAL RESOURCES

The Company’s total stockholder’s equity at March 31, 2006 was $110.3 million, an increase of $3.6 million from December 31, 2005. The increase is primarily due to net income for the first quarter 2006 of $3.4 million.

As of March 31, 2006, the Company and the Bank exceeded all applicable regulatory capital requirements.

LIQUIDITY MANAGEMENT

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $27.0 million. In addition, securities are pledged to the FHLB totaling $27.5 million as of March 31, 2006 and $4.1 million securities pledged to FRB Discount window. As of March 31, 2006 we had $53.4 million in securities available to be sold or pledged to the FHLB and/or FRB Discount Window.

We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At March 31, 2006, we had $148.1 million in liquid assets comprised of $60.0 million in cash and cash equivalents (including fed funds sold of $35.8 million) and $88.1 million in available for sale securities.

On a long term basis, our liquidity will be met by changing the relative distribution of our asset portfolios, i.e., reducing investment or loan volumes and/or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities, wholesale funding and/or borrowing from our correspondent banks as well as the Federal Home Loan Bank of San Francisco. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

Our liquidity is comprised of three primary classifications: cash flows provided by operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the quarter ended March 31, 2006, net cash provided by operating activities was $5.4 million, compared to net cash provided by operating activities of $2.5 million for the same period in 2005.

Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. The main contribution of the net cash in investing activities has been influenced by our loan activity. The net increase in loans for the periods ended March 31, 2006 and 2005 were $97.6 million and $6.4 million, respectively.

Net cash used in all investing activities for the periods ended March 31, 2006 and 2005, was $94.9 million and $14.1 million, respectively. At March 31, 2006 we had outstanding loan commitments of $249.0 million and outstanding letters of credit of $3.2 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the periods ended March 31, 2006 and 2005 was $62.6 million and $58.6 million, respectively. These amounts consisted of a net increase in deposits for each respective period and long term borrowings of $40.0 million in the first quarter of 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the December 31, 2005 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive officer and assistant treasurer have concluded that:

(a)	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports which the Company files or submits under the Exchange Act would be accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure;

(b)	information required to be disclosed by the Company in this Quarterly Report on Form 10-Q and the other reports which the Company files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)	the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.	Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2005 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable or required.

Item 5.	Other Information

Not applicable or required.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Rule 13a—14(a) Certification by Chief Executive Officer

31.2	Rule 13a—14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP

By:	/s/ EDWARD M. JAMISON
Edward M. Jamison President and Chief Executive Officer

Dated: May 10, 2006

COMMUNITY BANCORP

By:	/s/ CATHY ROBINSON
Cathy Robinson Executive Vice President and Chief Financial Officer

Dated: May 10, 2006