Form 10-Q
period 2006-06-30
Community Bancorp
filed 2006-08-09
CIK 1304366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2006, 7,388,569

COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005 (Unaudited)

	June 30, 2006	December 31, 2005
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$27,195	$22,221
Federal funds sold	44,611	64,683

Cash and cash equivalents	71,806	86,904
Securities available for sale	80,172	92,777
Securities held to maturity (fair market value approximates $1,378 and $1,601)	1,358	1,566
Investment in Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) and Pacific Coast Bankers Bank (PCBB) stock	5,028	2,861
Loans, net of allowance for loan losses of $9,730 and $8,117	793,598	651,574
Premises and equipment, net	14,824	15,136
Accrued interest receivable	4,384	3,770
Deferred tax assets, net	1,266	320
Bank owned life insurance	9,824	9,698
Goodwill	18,868	19,698
Core deposit intangible, net	4,697	5,077
Other assets	3,688	3,327

Total assets	$1,009,513	$892,708

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$174,636	$196,411
Interest bearing:
Demand	379,534	337,803
Savings	5,668	6,592
Time, $100,000 or more	87,290	74,504
Other time	146,305	109,778

Total deposits	793,433	725,088

Short term borrowings	16,000	16,000
Long term borrowings	43,500	3,500
Accrued stock appreciation rights	400	357
Accrued interest payable and other liabilities	5,925	4,931
Junior subordinated debt	36,083	36,083

	101,908	60,871

Commitments and Contingencies (Note 7 and 9)
Stockholders’ Equity:
Common stock, par value: $0.001; shares authorized: 10,000,000; shares issued: 2006: 7,421,444; 2005: 7,409,087	7	7
Additional paid-in capital	72,105	71,199
Retained earnings	43,951	36,763
Accumulated other comprehensive (loss) income	(1,606)	(935)

	114,457	107,034
Less cost of treasury stock, 34,375 shares	(285)	(285)

Total stockholders’ equity	114,172	106,749

Total liabilities and stockholders’ equity	$1,009,513	$892,708

See Notes to Unaudited Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three months and six months ended June 30, 2006 and 2005 (Unaudited)

	For the three months ended June 30,		For the six months ended June 30, 2006
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$17,530	$8,369	$32,960	$15,724
Securities:
Taxable	688	646	1,430	1,243
Non-Taxable	209	208	420	420
Federal funds sold	734	410	1,000	943
Equity securities	60	43	107	52
Other	42	—	42	—

Total interest and dividend income	19,263	9,676	35,959	18,382

Interest expense on:
Deposits	5,543	2,051	9,914	3,993
Short term borrowings	160	4	323	9
Long term borrowings	525	—	800	—
Junior subordinated debt	638	251	1,248	480

	6,866	2,306	12,285	4,482

Net interest income	12,397	7,370	23,674	13,900
Provision for loan losses	625	91	1,607	91

Net interest income after provision for loan losses	11,772	7,279	22,067	13,809

Other income:
Service charges and other income	434	289	883	531
Income from bank owned life insurance	85	126	126	250
Rental income	35	—	73	—
Net gain on sales of loans	—	4	—	14

	554	419	1,082	795

Other expenses:
Salaries, wages and employee benefits	3,339	2,574	6,363	5,062
Occupancy, equipment & depreciation	815	367	1,556	727
Director fees	584	34	687	123
Professional fees	277	198	635	478
Advertising and public relations	337	187	491	263
Data processing	201	164	456	315
Core deposit intangible amortization	190	—	381	—
Stationery and supplies	124	84	203	157
Telephone and postage	89	54	164	104
Insurance	84	68	164	127
Loan related	51	44	110	76
Software maintenance	59	21	93	46
Stock appreciation rights	24	677	42	349
Foreclosed assets, net	—	6	—	(187)
Other	449	163	953	424

	6,623	4,641	12,298	8,064

Income before income taxes	5,703	3,057	10,851	6,540
Income tax expense	1,940	1,037	3,663	2,138

Net income	$3,763	$2,020	$7,188	$4,402

Other comprehensive income:
Unrealized gain (loss) on securities available for sale	(549)	274	(671)	(476)

Comprehensive income	$3,214	$2,294	$6,517	$3,926

Earnings per share:
Basic	$0.51	$0.30	$0.97	$0.65
Diluted	$0.50	$0.29	$0.96	$0.64

See Notes to Unaudited Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005 (Unaudited)

	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$7,188	$4,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	625	344
Loss on sale of fixed assets	7	—
Amortization of core deposit intangible	381	—
(Gain) on foreclosed assets	—	(214)
(Income) from bank owned life insurance	(126)	(250)
Realized (gains) on sales of loans	—	(14)
Proceeds from sales of loans held for sale	—	206
(Originations) of loans held for sale	—	(192)
Deferred taxes	(602)	(200)
Provision for loan losses	1,607	91
Stock-based compensation expense	717	—
Net amortization of investment premium and discount	72	315
(Increase) in accrued interest receivable	(614)	(276)
Decrease in other assets	80	196
Increase in accrued interest payable and other liabilities	1,096	627
(Income) from FHLB, FRB and PCBB stock dividends	(29)	(30)
Excess tax benefit from share-based payment arrangements	(59)	—

Net cash provided by operating activities	10,343	5,005

Cash Flows from Investing Activities:
Net (increase) in loans	(143,242)	(67,541)
Proceeds from maturities of and principal paydowns on securities held to maturity	207	345
(Purchase) of securities available for sale	(2,770)	(12,428)
Proceeds from maturities of and principal paydowns on securities available for sale	14,288	10,028
Net (investment in) FHLB, FRB and PCBB stock	(2,138)	(647)
(Purchase) of premises and equipment	(320)	(1,926)
Proceeds from sale of foreclosed assets	—	2,405

Net cash (used in) investing activities	(133,975)	(69,764)

Cash Flows from Financing Activities:
Net increase in short term borrowings	—	44,650
Net increase in long term borrowings	40,000	—
Net increase in deposits	68,345	27,810
Excess tax benefit from exercise of stock options	59	—
Proceeds from exercise of common stock options	130	157

Net cash provided by financing activities	108,534	72,617

Increase (decrease) in cash and cash equivalents	(15,098)	7,858
Cash and cash equivalents, beginning of year	86,904	67,254

Cash and cash equivalents, end of period	$71,806	$75,112

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

A summary of the significant accounting policies used by the Company and its subsidiary are as follows:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Community Bank of Nevada. Significant intercompany items and transactions have been eliminated in consolidation. Community Bancorp (NV) Statutory Trust I and Community Bancorp (NV) Statutory Trust II are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities and therefore do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2006 and 2005 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K. Condensed financial information as of December 31, 2005 has been presented next to the interim consolidated balance sheet for informational purposes.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim financial statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year.

A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes in the capital structure of the Company during the six months ended June 30, 2006.

Reclassifications

Certain amounts in the June 30, 2005 consolidated income statement were reclassified to conform to the 2006 presentation, with no effect on previously reported net income or stockholders’ equity.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 2. Share-Based Compensation

Stock options

The Company’s 1995 Stock Option and Award Plan (the 1995 Plan) expired in July 2005, although options are still vesting and exercisable. On May 19, 2005, the stockholders of the Company approved the 2005 Equity Based Compensation Plan (the 2005 Plan). The 2005 Plan authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance share cash only awards. Incentive stock options are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest based on five years of continuous service and have 10-year contractual terms. Non-qualified stock options are also granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options vest immediately and have 10-year contractual terms. The 2005 Plan provides for a maximum of fifteen percent (15%) of the Company’s outstanding shares as of March 24, 2005 and adjusts on each anniversary thereafter to be 15% of the then outstanding number of shares that may be delivered for awards. As of March 24, 2006, the number of shares that may be delivered for awards was 1,107,563. The maximum number of shares that may be granted as incentive stock options is 800,000. As of June 30, 2006, the total number of awards remaining to be granted under the 2005 Plan was 622,563.

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

Prior to the adoption of SFAS 123R, the Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation expense was reflected in net income, as all options are required by the 1995 Plan and 2005 Plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. Prior period financial statements have not been adjusted to reflect fair value of share-based compensation expense under SFAS 123R.

Also prior to the adoption of SFAS 123R, the Company applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. Prior to the Company’s initial public offering (IPO), the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes model to calculate the fair value of stock options. The Company has adopted SFAS 123R using the prospective method for options granted prior to the IPO and the modified prospective method for options granted subsequent to the IPO. Under the Company’s transition method, SFAS 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased or cancelled. In addition, the expense recognition provision of SFAS 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date.

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

Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. The Company estimates the expected life of options using the simple average of the vesting term and the original contract term. The risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term. Expected volatility is based on the expected volatility of similar entities that have been public for a period of time at least equal to the estimated life of the options, considering industry, stage of life cycle, size and financial leverage. The dividend yield is based on the assumption that the Company does not foresee

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

any circumstances in the immediate future in which cash dividends would be paid on common stock. The following assumptions were used for the 55,000 non-qualified option grants and 243,000 incentive option grants on June 15, 2006.

	Non-qualified stock options	Incentive stock options
Expected life in years	5	6.5
Risk-free interest rate	5.08%	5.08%
Expected volatility	24.35%	25.56%
Dividend yield	—	—
Fair value per optional share	$9.86	$11.83

On June 27, 2006, the Company issued an additional 6,000 incentive option grants, using the following assumptions. No options were granted during the first half of 2005.

Incentive stock options
Expected life in years	6.5
Risk-free interest rate	5.195%
Expected volatility	25.56%
Dividend yield	—
Fair value per optional share	$11.80

A summary of option activity under the 1995 Plan and 2005 Plan for the six months ended June 30, 2006, and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding options, beginning of year	397,994	$21.27
Granted	304,000	30.59
Exercised	(12,356)	10.52
Forfeited	(6,000)	31.55
Expired	(3,066)	1.96

Outstanding options, end of period	680,572	25.63

Options exercisable, end of period	232,500	20.66

The weighted average remaining contractual term of outstanding options as of June 30, 2006 was 9.0 years, with an aggregate intrinsic value of $3.7 million. The weighted average remaining contractual term of options exercisable at June 30, 2006 was 8.2 years, with an aggregate intrinsic value of $2.4 million.

The total intrinsic value of options exercised during the quarters ended June 30, 2006 and June 30, 2005 was approximately $92,000 and $89,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and June 30, 2005 was approximately $264,000 and $144,000, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance, beginning of year	211,020	$7.18
Granted	304,000	11.47
Vested	(60,948)	9.16
Forfeited	(6,000)	9.49

Nonvested balance, end of period	448,072	9.79

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of June 30, 2006, there was approximately $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted subsequent to the IPO. That cost is expected to be recognized over a weighted average period of 4.7 years. The aggregate intrinsic value of options vested during the six months ended June 30, 2006 was approximately $155,000.

The following table compares net income reflecting SFAS 123R share-based compensation expense of approximately $424,000, net of tax, reported in the current quarter and $474,000, net of tax, reported year to date, for options granted after the IPO and pro forma expense for options granted prior to the IPO compared to the same prior period’s pro forma stock-based compensation expense, net of tax.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net income:
As reported	$3,763	$2,020	$7,188	$4,402
Deduct total stock-based compensation expense determined under the minimum value method for awards granted prior to the IPO, net of related tax effects	(5)	(21)	(11)	(42)

Pro forma	$3,758	$1,999	$7,177	$4,360

Earnings per share:
As reported:
Basic	$0.51	$0.30	$0.97	$0.65
Diluted	$0.50	$0.29	$0.96	$0.64
Pro forma:
Basic	$0.51	$0.30	$0.97	$0.65
Diluted	$0.50	$0.29	$0.96	$0.63

Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the statement of cash flows.

Stock appreciation rights

On July 20, 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan (SAR Plan). The SAR Plan authorized 252,605 rights to be granted to certain directors, officers and key employees at the discretion of the Board of Directors. Prior to the adoption of SFAS 123R, the Company accounted for stock appreciation rights (SAR) according to FASB Interpretation No. 28 (FIN 28). Under FIN 28, the intrinsic value of the SAR was reflected as a liability in the balance sheet. The liability was adjusted every quarter based on the intrinsic value as of the reporting date. Upon adoption of SFAS 123R, the Company accounts for SAR using liability accounting. This method requires the Company to record the liability for SAR at fair value, rather than intrinsic value, in the balance sheet. The Company uses the Black-Scholes model to determine the fair value of SAR. The expense related to the Company’s SAR plan was approximately $24,000 and $677,000 for the three months ended June 30, 2006 and 2005, respectively and $42,000 and $349,000 for the six months ended June 30, 2006 and 2005, respectively. The total amount in accrued expenses was approximately $400,000 as of June 30, 2006. There were no grants of stock appreciation rights during the three months and six months ended June 30, 2006.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of June 30, 2006, the outstanding SAR were 17,854, with a weighted average exercise price of $4.96. The weighted average remaining life of the SAR was 0.8 years, with an aggregate intrinsic value of approximately $466,000. At June 30, 2005, there were 109,673 SAR outstanding with an intrinsic value of $3.0 million.

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

Earnings per common share have been computed based on the following:

	Three months ended June 30,
	2006	2005
	(Dollars in thousands, except share data)
Net income	$3,763	$2,020

Average number of common shares outstanding	7,385,382	6,752,678
Effect of dilutive options	91,338	117,007

Average number of common shares outstanding used to calculate diluted earnings per common share	7,476,720	6,869,685

Basic EPS	$0.51	$0.30
Diluted EPS	$0.50	$0.29

	Six months ended June 30,
	2006	2005
	(Dollars in thousands, except share data)
Net income	$7,188	$4,402

Average number of common shares outstanding	7,384,003	6,750,973
Effect of dilutive options	98,047	119,509

Average number of common shares outstanding used to calculate diluted earnings per common share	7,482,050	6,870,482

Basic EPS	$0.97	$0.65
Diluted EPS	$0.96	$0.64

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 4. Current Accounting Developments

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, Accounting for Income Tax Uncertainties, or FIN 48, to clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The recently issued literature also provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

Note 5. Loans

The composition of the Company’s loan portfolio as of June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial and industrial	$120,894	$126,157
Real estate:
Commercial	209,840	187,236
Residential	27,452	30,148
Construction and land development, including raw land of approximately $144,509 for 2006 and $108,700 for 2005	442,359	316,221
Consumer and other	6,328	3,645

	806,873	663,407
Less:
Allowance for loan losses	9,730	8,117
Net unearned loan fees and discounts	3,545	3,716

	$793,598	$651,574

Impaired and non-accrual loans were approximately $3,535,000 and $1,685,000 as of June 30, 2006, and $2,111,000 and $912,000 as of December 31, 2005, respectively. Net charge-offs (recoveries) were approximately $(7,000) and $179,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately $(6,000) and $156,000 for the six months ended June 30, 2006 and 2005, respectively.

Owner-occupied commercial real estate loans are approximately 15% and 14% of our total loan portfolio as of June 30, 2006 and December 31, 2005, respectively.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6. Deposits

At June 30, 2006, the scheduled maturities of time deposits are as follow (dollars in thousands):

June 30, 2006
2006	$113,774
2007	115,698
2008	4,123

$233,595

Brokered deposits totaled $71,177,000 and $33,274,000 at June 30, 2006 and December 31, 2005, respectively, and are included in time deposits on the balance sheet.

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

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Commitments to extend credit, including unsecured commitments of $20,807 for 2006 and $20,701 for 2005	$261,981	$215,052
Credit card commitments, including unsecured amounts of $2,043 for 2006 and $1,630 for 2005	2,101	1,644
Standby letters of credit, including unsecured commitments of $155 for 2006 and $230 for 2005	5,423	3,224

	$269,505	$219,920

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. The Company has approximately $658,000 and $436,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit at June 30, 2006 and December 31, 2005, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(FIN 45). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5 Accounting for Contingencies. As of June 30, 2006 and December 31, 2005, the amount of the liability related to guarantees was approximately $14,000 and $11,000, respectively.

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

Financial Instruments with Concentrations of Credit Risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At June 30, 2006, real estate loans accounted for approximately 84% of the total loans. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take. In addition, approximately 3% of total loans are unsecured. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

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

Note 8. Borrowed Funds

The Company has a commitment from the Federal Home Loan Bank (FHLB) for advances, which are collateralized by a blanket lien on all loans secured by real estate and all business loans. The interest rate charged on advances is determined by the FHLB at the time of the advance. The agreement can be terminated by the FHLB at any time.

Short-term advances outstanding as of June 30, 2006 are as follows:

Date	Interest Rate	Advance	Maturity	Payments
(Dollars in thousands)
August 26, 2005	FIXED 3.12%	$1,000	July 28, 2006	Interest semi-annually, principal at maturity
August 31, 2005	FIXED 4.04%	15,000	August 31, 2006	Interest monthly, principal at maturity

		$16,000

Long-term borrowings outstanding as of June 30, 2006 are as follows:

Date	Interest Rate	Advance	Maturity	Payments
(Dollars in thousands)
January 10, 2005	FIXED 3.49%	$3,500	January 10, 2007	Interest semi-annually, principal at maturity
February 7, 2006	FIXED 4.92%	20,000	February 9, 2009	Interest monthly, principal at maturity
February 21, 2006	FIXED 5.00%	20,000	February 21, 2008	Interest monthly, principal at maturity

		$43,500

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has entered into three agreements with other lending institutions under which it can purchase up to $27.0 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The agreements can be terminated by the lending institutions at any time. There were no balances outstanding under these agreements at June 30, 2006 and December 31, 2005.

Note 9. Announced Acquisitions

On June 28, 2006, the Company and Valley Bancorp (Valley) issued a joint press release announcing that they have entered into an Agreement to Merge and Plan of Reorganization (the Merger Agreement) dated June 28, 2006, under which the Company will acquire Valley for approximately $137 million in consideration consisting of the Company’s common stock and cash with an aggregate consideration mix of 75% stock and 25% cash, subject to adjustment. The transaction is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code, as amended.

Pursuant to the terms of the Merger Agreement, Valley stockholders will have the option to receive $46.00 per share in cash, shares of the Company’s common stock, or a combination of cash and stock with an aggregate consideration mix of 75% stock and 25% cash, subject to adjustment as described in the Merger Agreement. The consideration is subject to adjustment such that Valley stockholders will receive $46.00 per share if the average closing price for the Company’s stock for the 20 trading days ending three days prior to closing is valued between $28.26 and $34.54. If the Company’s 20 day average price is below $28.26 or above $34.54, the per share value to be received by Valley stockholders and the percentages of cash and stock will vary as more fully described in the Merger Agreement.

The merger is subject to the approval of both the Company’s and Valley’s stockholders, and applicable banking regulators, as well as other customary closing conditions, and is expected to close during the fourth quarter of 2006.

On July 20, 2006, the Company, Cactus Commerce Bank, and all of the Cactus Commerce Bank shareholders entered into a Stock Purchase Agreement (the “Agreement”), pursuant to which the Company will purchase all of the outstanding shares of Cactus Commerce Bank directly from the Cactus Commerce Bank shareholders. Under the terms of the Agreement, Cactus Commerce Bank shareholders will receive $256.59 in cash for each share of Cactus Commerce Bank common stock for a total purchase price of $13.3 million. Cactus Commerce Bank is located in Glendale, Arizona. The transaction is expected to close late in the third or early in the fourth quarter of 2006.

Note 10. Derivative Financial Instruments

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

Interest Rate Swaps to Manage the Company’s Interest Rate Risk

During the six months ended June 30, 2006, the Company originated a fixed rate loan with a principal balance of approximately $15 million. The terms of the loan include an embedded derivative in the form of a prepayment penalty. The embedded derivative has been bifurcated from the loan and recorded at fair value as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company also entered into a LIBOR-based interest rate swap agreement under which the Company will pay fixed interest and receive variable interest. The notional value of the swap agreement is equal to the principal balance of the fixed rate loan. Although the Company has not elected hedge accounting, the transaction results in a natural hedge because the fair value of the swap offsets the fair value of the prepayment penalty. At June 30, 2006, the fair value of the swap is reflected in other assets of $1,308,000 and the fair value of the prepayment penalty is reflected in other liabilities of $1,308,000 in the balance sheet.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair values for derivative financial instruments are based upon quoted market prices where available, except in the case of certain options and swaps where pricing models are used.

Note 11. Goodwill

On August 26, 2005, the Company acquired 100% of the common stock of Bank of Commerce (Commerce) in a 50% cash and 50% stock transaction valued at approximately $40.0 million. The initial purchase price allocation resulted in goodwill of $19,698,000. During the six months ended June 30, 2006, the Company has revised its estimate of the acquisition date fair value of some of the acquired tangible assets based on transactions that occurred during the first half of the year. The adjustments relate primarily to the receipt of federal income tax refunds related to Commerce and the estimate of fair value of impaired loans acquired from Commerce. Specifically, the estimate of acquisition date fair value of certain acquired impaired loans has been adjusted since those loans were paid off during the six months ended June 30, 2006. As a result of this reallocation, the recorded value of goodwill was adjusted downward to $18,868,000.

Note 12. Quarterly Data (Unaudited)

	2006		2005
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest and dividend income	$19,263	$16,696	$15,394	$12,561	$9,676	$8,706
Interest Expense	6,866	5,419	4,703	3,326	2,306	2,176

Net Interest Income	12,397	11,277	10,691	9,235	7,370	6,530
Provision for loan losses	625	982	269	725	91	—

Net interest income, after provision for loan losses	11,772	10,295	10,422	8,510	7,279	6,530
Non-interest income	554	528	803	677	419	376
Non-interest expenses	6,623	5,675	7,027	5,421	4,641	3,423

Income before income taxes	5,703	5,148	4,198	3,766	3,057	3,483
Income tax expense	1,940	1,723	1,221	1,080	1,037	1,101

Net Income	$3,763	$3,425	$2,977	$2,686	$2,020	$2,382

Earnings per common share:
Basic	$0.51	$0.46	$0.40	$0.38	$0.30	$0.35

Diluted	$0.50	$0.46	$0.40	$0.38	$0.29	$0.35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements concerning future performance, developments or events, expectations for growth and income forecasts, and any other guidance on future periods constitute forward-looking statements that are subject to a number of risks and uncertainties. Actual results may differ materially from stated expectations. Specific factors include, but are not limited to, loan production, balance sheet management, the economic condition of the Las Vegas market, net interest margin, loan quality, the ability to control costs and expenses, interest rate changes and financial policies of the United States government and general economic conditions. Additional information on these and other factors that could affect financial results are included in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005, and our other Securities and Exchange Commission filings.

When used in this document, the words or phrases such as “will likely result in,” “management expects that,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. Community Bancorp undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting Community Bancorp under the PSLRA’s safe harbor provisions.

EXECUTIVE OVERVIEW

Community Bancorp (the Company) (NASDAQ: CBON) is a Las Vegas-based community bank holding company reporting $1.0 billion in total assets as of June 30, 2006 and which operates through its wholly-owned subsidiary, Community Bank of Nevada.

The Company reported improved financial results driven by the ongoing economic strength in its market area. Net income for the second quarter of 2006 increased 86.3% year-over-year to $3.8 million, or $0.50 per fully diluted share, compared with $2.0 million, or $0.29 per fully diluted share, for the second quarter of 2005. Net income for the first half of 2006 increased to $7.2 million, or $0.96 per fully diluted share, from $4.4 million, or $0.64 per fully diluted share in the first half of 2005. The asset sensitivity of the balance sheet, loan growth, and a 12.1% increase in the year-over-year net interest margin were all factors contributing to the growth in earnings.

The comparison of our results year-over-year are impacted by the Bank of Commerce acquisition in August 2005. On the date of acquisition, August 26, 2005, Bank of Commerce had $145.7 million in tangible assets, $104.1 million in loans and $118.2 million in deposits. The acquisition added three branches to the Company.

Non-interest income for the second quarter of 2006 was up 32.2% to $554 thousand compared to the second quarter of 2005 and up 36.1% to $1.1 million for the first half of 2006 compared to $795 thousand for the first half of 2005, which was primarily attributed to increases in service charges and other income brought on by a larger branch network.

Non-interest expense for the second quarter of 2006 increased by 42.7% to $6.6 million from $4.6 million for the second quarter ending June 30, 2005 and 52.5% to $12.3 million for the first half of 2006 compared to $8.1 million for the first half of 2005. Expense increases were primarily attributed to increases in salary and employee benefits, director share-based compensation, increased occupancy costs and amortization of the core deposit intangible. Earnings per share were impacted by $0.06 due to the implementation of FAS 123R and additional grants of stock options in the second quarter of 2006, for which we recognized $642 thousand, before taxes, in share-based compensation expense for the quarter.

Gross loans increased to $806.9 million as of June 30, 2006, from $471.1 million as of June 30, 2005, primarily in construction and land development loans. Our strategy to recruit lenders has resulted in a significant amount of lending opportunities, as represented by our second quarter results. Organic loan growth year-over-year was $231.7 million.

Total deposits increased $289.4 million, or 57.4%, year-over-year to $793.4 million as of June 30, 2006.

Increases to interest bearing and non-interest bearing demand of $137.8 million and $45.4 million, respectively, were the primary areas of growth over the prior year, as well as the addition of $61.6 million in brokered certificates of deposit to support loan growth. Excluding the Bank of Commerce acquisition and brokered deposits, organic deposit growth was $100.0 million since June 30, 2005. Total deposits increased 9.4% from $725.1 million as of December 31, 2005, or 18.9% on an annualized basis.

RECENT DEVELOPMENTS

Proposed Acquisition of Valley Bancorp. On June 28, 2006, the Company announced the signing of a definitive agreement to acquire Valley Bancorp, a community bank headquartered in Las Vegas, for approximately $137.4 million in consideration consisting of an aggregate mix of 75% stock and 25% cash, subject to adjustment. The transaction is expected to close during the fourth quarter of 2006.

Transaction with Cactus Commerce Bank. On July 20, 2006, the Company, Cactus Commerce Bank and all of the Cactus Commerce Bank shareholders entered into a Stock Purchase Agreement pursuant to which the Company will purchase all of the outstanding shares of Cactus Commerce Bank directly from the Cactus Commerce Bank shareholders for $256.59 in cash for each share of Cactus Commerce Bank common stock. The total purchase price is $13.3 million. Cactus Commerce Bank is located in Glendale, Arizona. The transaction is expected to close late in the third or early in the fourth quarter of 2006.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA

(Unaudited)

	2nd Quarter 2006	2nd Quarter 2005	% CHANGE 2Q:06 vs. 2Q:05	1st Half 2006	1st Half 2005	% CHANGE 1H:06 vs. 1H:05
	(Dollars in thousands, except share and percentage data)
Share Data:
Earnings per share—basic	$0.51	$0.30	70.0%	$0.97	$0.65	49.2%
Earnings per share—diluted	0.50	0.29	72.4%	0.96	0.64	50.0%
Book value per share				15.46	12.08	28.0%
Shares outstanding at period end				7,387,069	6,754,847	9.4%
Weighted average shares outstanding—basic	7,385,382	6,752,678	9.4%	7,384,003	6,750,973	9.4%
Weighted average shares outstanding—diluted	7,476,720	6,869,685	8.8%	7,482,050	6,870,482	8.9%
Selected Other Balance Sheet Data:
Average assets	$989,892	$610,331	62.2%	$945,523	$611,533	54.6%
Average earning assets	926,708	578,555	60.2%	881,644	579,868	52.0%
Average stockholders’ equity	112,741	80,883	39.4%	110,952	79,855	38.9%
Gross loans				806,873	471,107	71.3%
Selected Financial Ratios:
Return on average assets	1.52%	1.32%	15.2%	1.52%	1.44%	5.6%
Return on average stockholders’ equity	13.35%	9.99%	33.6%	12.96%	11.03%	17.5%
Net interest margin (1)	5.35%	5.09%	5.1%	5.37%	4.79%	12.1%
Efficiency Ratio (2)	51.14%	59.58%	-14.2%	49.68%	54.88%	-9.5%
Capital Ratios:
Average stockholders’ equity to average assets	11.39%	13.25%	-14.0%	11.73%	13.05%	-10.1%
Leverage Ratio				13.16%	15.88%	-17.1%
Tier 1 Risk-Based Capital ratio				13.89%	17.60%	-21.1%
Total Risk-Based Capital ratio				14.95%	18.70%	-20.1%
Selected Asset Quality Ratios:
Non-performing loans (3)				$1,685	$626	169.2%
Non-performing assets (4)				1,685	626	169.2%
Non-performing loans to total loans				0.21%	0.13%	61.5%
Non-performing assets to total assets				0.17%	0.10%	70.0%
Allowance for loan losses to total loans				1.21%	1.29%	-6.2%
Allowance for loan losses to non-performing loans				577.5%	969.3%	-40.4%
Allowance for loan losses to non-performing assets				577.5%	969.3%	-40.4%
Net charge-offs (recoveries) to average loans (5)	0.00%	0.17%	-100.0%	0.00%	0.07%	-100.0%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents non-interest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and non-interest income.

(3)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.

(4)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.

(5)	Annualized.

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPERATING PERFORMANCE

As a publicly-traded community bank holding company, we focus on several key factors including:

•	Return to our shareholders

•	Return on average assets

•	Asset quality

•	Asset growth

•	Operating efficiency

Return to our shareholders. The return to our shareholders is measured in the form of return on average stockholders’ equity, or ROE. For the second quarter of 2006, our ROE was 13.35% compared to 9.99% for the second quarter of 2005 and 12.96% for the first half of 2006 compared to 11.03% for the first half of 2005. Our net income increased 86.3%, to $3.8 million for the second quarter of 2006 from $2.0 million for the second quarter of 2005 and increased 63.3% to $7.2 million for the first half of 2006 compared to $4.4 million for the first half of 2005. Improvement in our net interest margin, the asset sensitivity of the balance sheet and loan growth of 71.3% year-over-year were all factors contributing to the strong growth in earnings. Basic and diluted earnings per share (EPS) for the quarter ended June 30, 2006 were $0.51 and $0.50, up from $0.30 and $0.29 for the quarter ended June 30, 2005. Basic and diluted EPS for the six months ended June 30, 2006 were $0.97 and $0.96 compared to $0.65 and $0.64 for the six months ended June 30, 2005.

Return on average assets. Our return on average assets, or ROA, is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the second quarter of 2006 and for the first half of 2006 was 1.52% compared to 1.32% for the second quarter of 2005 and 1.44% for the first half of 2005.

Asset quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of non-performing loans and non-performing assets as a percentage of total loans and total assets as well as net charge-offs as a percentage of average loans, which are key elements in estimating the future earnings of a company. Non-performing loans totaled $1.7 million as of June 30, 2006, compared to $626 thousand as of June 30, 2005 and $915 thousand as of December 31,

2005. Non-performing loans as a percentage of total loans increased slightly to 0.21% as of June 30, 2006, compared to 0.13% at June 30, 2005 and 0.14% at December 31, 2005. Non-performing assets as a percent of total assets were 0.17% as of June 30, 2006, compared to 0.10% at both June 30, 2005 and December 31, 2005. Net charge-offs to average loans were 0.00% for the six months ended June 30, 2006 compared to 0.07% for the six months ended June 30, 2005 and 0.01% for the twelve months ended December 31, 2005.

Asset growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased to $1.0 billion as of June 30, 2006 from $892.7 million as of December 31, 2005 and $651.1 million as of June 30, 2005. Gross loans increased to $806.9 million as of June 30, 2006 compared to $663.4 million as of December 31, 2005 and $471.1 million as of June 30, 2005. Total deposits increased to $793.4 million as of June 30, 2006 compared to $725.1 as of December 31, 2005 and $504.1 million as of June 30, 2005. Our acquisition of Bank of Commerce in August 2005 contributed $145.7 million in tangible assets and since June 30, 2005, we produced organic tangible asset growth of $189.1 million.

Operating efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio decreased (improved) to 51.14% for the second quarter of 2006 compared to 59.58% for the second quarter of 2005 and decreased (improved) to 49.68% for the first half of 2006 compared to 54.88% for the first half of 2005. Net interest income before provision increased 68.2% to $12.4 million for the second quarter of 2006 compared to $7.4 million for the second quarter of 2005 and 70.3% to $23.7 million for the first half of 2006 compared to $13.9 million for the first half of 2005.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding our financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses. The allowance for loan losses represents our best estimate of the probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries.

We evaluate our allowance for loan losses on a quarterly basis. We believe that the allowance for loan losses, or ALLL, is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. For a discussion of the allowance and our methodology, see “Financial Condition – Provision/Allowance for Loan Losses.”

Like all financial institutions, we maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, asset classifications, loan grades, changes in the volume and mix of loans, collateral value, historical loss experiences, peer group loss experiences, size and complexity of individual credits, and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected or anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors noted above.

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

Although we believe the level of the allowance as of June 30, 2006 was adequate to absorb probable losses in the loan portfolio, a decline in local, economic or other factors could result in increasing losses that cannot be reasonably predicted at this time.

Available for Sale Securities. Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this to be a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or, if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. We utilize the services of a reputable third party vendor to assist with the determination of estimated fair values.

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

On August 26, 2005, we acquired 100% of the common stock of Bank of Commerce (Commerce) in a 50% cash and 50% stock transaction valued at approximately $40.0 million. The initial purchase price allocation resulted in goodwill of $19.7 million. During the first half of 2006, we have revised our estimate of fair value of some of the acquired tangible assets based on transactions that occurred during the period. The adjustment relates primarily to the receipt of federal income tax refunds related to Commerce and the estimate of fair value of impaired loans acquired from Commerce. Specifically, the estimate of acquisition date fair value of certain acquired impaired loans has been adjusted since those loans were paid off during the six months ended June 30, 2006. As a result of this reallocation, the recorded value of goodwill was adjusted downward to $18.9 million.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered “not recoverable” if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At June 30, 2006, the core deposit intangible included on the consolidated balance sheet is amortized using an estimated life of 7 years, of which 6.2 years remain.

RESULTS OF OPERATIONS

Net Income. Net Income for the second quarter of 2006 was up 86.3% to $3.8 million compared to $2.0 million for the second quarter of 2005 and increased 63.3% to $7.2 million for the first half of 2006 compared to $4.4 million for the first half of 2005. Basic and diluted earnings per share were $0.51 and $0.50 for the second quarter of 2006, which increased from $0.30 and $0.29 for the second quarter of 2005. Basic and diluted earnings per share were $0.97 and $0.96 for the first half of 2006, which increased from $0.65 and $0.64 for the first half of 2005.

Net Interest Income. Net interest income, our largest source of operating income, is derived from interest and dividends received on interest-earning assets, less interest expense incurred on interest-bearing liabilities. The most significant impact on net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities (spread). The volume of loans, investment securities and other interest-earning assets, compared to the volume of interest-bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods.

The following tables present, for the periods indicated, condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets, as well as interest expense and rates paid on average interest-bearing liabilities.

	Three months ended June 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost (7)	Average Balance	Interest Income or Expense	Average Yield or Cost (7)
	(Unaudited) (Dollars in thousands, except percentage data)
Assets
Interest-earning assets:
Loans (1)(2)(3)	$770,993	$17,530	9.09%	$430,874	$8,369	7.77%
Investment securities—taxable	64,454	688	4.27%	66,686	646	3.87%
Investment securities—non-taxable (3)	22,289	209	3.75%	22,364	208	3.72%
Federal funds sold	61,189	734	4.80%	56,162	410	2.92%
Other investments (4)	7,783	102	5.24%	2,469	43	6.97%

Total interest-earning assets	926,708	19,263	8.31%	578,555	9,676	6.69%
Non-earning assets:
Cash and due from banks	19,272			15,810
Unearned loan fees	(3,791)			(2,347)
Allowance for loan losses	(9,232)			(6,010)
Goodwill & intangible	23,660			—
Other assets	33,275			24,323

Total assets	$989,892			$610,331

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits:
Interest-bearing demand	$47,588	$258	2.17%	$21,749	$47	0.86%
Money market	314,384	2,883	3.67%	225,187	1,214	2.16%
Savings	6,067	11	0.73%	5,737	7	0.49%
Time certificates of deposit	227,176	2,391	4.21%	119,591	783	2.62%

Total interest-bearing deposits	595,215	5,543	3.73%	372,264	2,051	2.20%
Short term borrowings	16,000	160	4.00%	495	4	3.23%
Long term borrowings	43,500	525	4.83%	—	—	—
Junior subordinated debt	36,083	638	7.07%	15,464	251	6.49%

Total interest-bearing liabilities	690,798	6,866	3.98%	388,223	2,306	2.38%
Non-interest-bearing liabilities:
Demand deposits	178,607			136,585
Other liabilities	7,746			4,640

Total liabilities	877,151			529,448
Stockholders’ equity	112,741			80,883

Total liabilities and stockholders’ equity	$989,892			$610,331

Net interest income		$12,397			$7,370

Net interest spread (5)			4.33%			4.31%
Net interest margin (6)			5.35%			5.09%

(1)	Includes average non-accrual loans of $1.3 million in second quarter 2006 and $626 thousand in second quarter 2005.

(2)	Net loan fees of $1.4 million and $1.1 million are included in the yield computations for the second quarter of 2006 and 2005, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis

(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock and interest-bearing due from banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

(7)	Annualized.

	Six months ended June 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost (7)	Average Balance	Interest Income or Expense	Average Yield or Cost (7)
	(Unaudited) (Dollars in thousands, except percentage data)
Assets
Interest-earning assets:
Loans (1)(2)(3)	$743,810	$32,960	8.86%	$418,144	$15,724	7.52%
Investment securities—taxable	66,919	1,430	4.27%	65,338	1,243	3.80%
Investment securities—non-taxable (3)	22,456	420	3.74%	22,429	420	3.75%
Federal funds sold	42,734	1,000	4.68%	71,598	943	2.63%
Other investments (4)	5,725	149	5.21%	2,359	52	4.41%

Total interest-earning assets	881,644	35,959	8.16%	579,868	18,382	6.34%
Non-earning assets:
Cash and due from banks	19,908			15,644
Unearned loan fees	(3,853)			(2,216)
Allowance for loan losses	(8,874)			(6,068)
Goodwill & intangible	23,925			—
Other assets	32,773			24,305

Total assets	$945,523			$611,533

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits:
Interest-bearing demand	$45,345	$489	2.16%	$21,721	$93	0.86%
Money market	300,266	5,120	3.41%	229,020	2,369	2.07%
Savings	6,603	24	0.73%	5,666	14	0.49%
Time certificates of deposit	210,318	4,281	4.07%	120,531	1,517	2.52%

Total interest-bearing deposits	562,532	9,914	3.52%	376,938	3,993	2.12%
Short term borrowings	16,181	323	3.99%	334	9	5.39%
Long term borrowings	33,831	800	4.73%	—	—	—
Junior subordinated debt	36,083	1,248	6.92%	15,464	480	6.21%

Total interest-bearing liabilities	648,627	12,285	3.79%	392,736	4,482	2.28%
Non-interest-bearing liabilities:
Demand deposits	179,533			134,606
Other liabilities	6,411			4,336

Total liabilities	834,571			531,678
Stockholders’ equity	110,952			79,855

Total liabilities and stockholders’ equity	$945,523			$611,533

Net interest income		$23,674			$13,900

Net interest spread (5)			4.37%			4.06%
Net interest margin (6)			5.37%			4.79%

(1)	Includes average non-accrual loans of $951 thousand in the first half of 2006 and $779 thousand in the first half of 2005.

(2)	Net loan fees of $2.5 million and $1.9 million are included in the yield computations for the first half of 2006 and 2005, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis

(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock and interest-bearing due from banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

(7)	Annualized.

Net interest income increased 68.2% for the quarter ended June 30, 2006 and 70.3% for the six months ended June 30, 2006 as compared to the same periods in 2005, as interest earned on higher loan volumes outweighed the effect of rate increases on loans and a higher cost of funds. The yield on earning assets increased to 8.31% for the current quarter, as compared to 6.69% a year ago and 8.16% for the first half of 2006 compared to 6.34% for the first half of 2005. First quarter yield on earning assets was negatively impacted due to a change in our estimated loan origination costs resulting in net interest income and salary expense being lower than they would have been under our previous cost estimates.

The cost of total interest-bearing liabilities increased to 3.98% for the current quarter, from 2.38% a year ago and 3.79% for the first half of 2006 compared to 2.28% for the first half of 2005 primarily as a result of brokered certificate of deposit rates and generally due to the increased competition in interest rates on core deposits. The net interest margin ratio increased to 5.35% for the quarter ended June 30, 2006, in spite of the increased loan origination costs for first quarter noted above, as compared to 5.09% a year ago and 5.37% for the first half of 2006 compared to 4.79% for the first half of 2005. The increase in net interest margin is attributed to loan growth and the continued rise in short term interest rates.

The tables below set forth, for the periods indicated, a summary of the changes in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Second quarter 2006 compared to second quarter 2005 increase (decrease) due to change in:
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans	$9,161	$1,428	$6,606	$1,127
Investment securities—taxable	42	66	(22)	(2)
Investment securities—non-taxable	1	2	(1)	—
Federal funds sold	324	263	37	24
Other investments	59	(11)	93	(23)

Total interest income	9,587	1,748	6,713	1,126
Interest expense:
Interest-bearing demand	211	71	56	84
Money market	1,669	851	481	337
Savings	4	3	1	—
Time	1,608	476	704	428
Short term borrowings	156	1	125	30
Long term borrowings	525	—	—	525
Junior subordinated debt	387	22	335	30

Total interest expense	4,560	1,424	1,702	1,434

Net interest income	$5,027	$324	$5,011	$(308)

	First half 2006 compared to first half 2005 increase (decrease) due to change in:
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans	$17,236	$2,805	$12,246	$2,185
Investment securities—taxable	187	153	30	4
Investment securities—non-taxable	—	(1)	1	—
Federal funds sold	57	732	(380)	(295)
Other investments	97	10	74	13

Total interest income	17,577	3,699	11,971	1,907
Interest expense:
Interest-bearing demand	396	141	101	154
Money market	2,751	1,536	737	478
Savings	10	7	2	1
Time	2,764	936	1,130	698
Short term borrowings	314	(2)	427	(111)
Long term borrowings	800	—	—	800
Junior subordinated debt	768	55	640	73

Total interest expense	7,803	2,673	3,037	2,093

Net interest income	$9,774	$1,026	$8,934	$(186)

Non-interest Income. Non-interest income for the second quarter of 2006 was $554 thousand, an increase of 32.2% over $419 thousand in the second quarter of 2005 and $1.1 million for the first half of 2006 compared to $795 thousand for the first half of 2005. This increase is due to an increase in overdraft, wire and ATM fees attributed to the increased branch network, partially offset with a decrease in income from bank owned life insurance.

Non-interest Expense. Non-interest expense was $6.6 million for the quarter ending June 30, 2006, an increase of 42.7% over $4.6 million for the second quarter ending June 30, 2005 and $12.3 million for the first half of 2006 compared to $8.1 million for the first half of 2005. The increase was primarily attributable to expenses associated with salaries and employee benefits due to the addition of new employees from the acquisition of Bank of Commerce, the opening of the Russell Office and the investment in key personnel. In addition, the expense associated with the implementation of SFAS 123R and additional grants of stock options in the second quarter of 2006 impacted earnings before tax by $642 thousand for the second quarter of 2006. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for a discussion of Share-Based Compensation. Also contributing to the increase were professional fees related to our compliance with Section 404 of Sarbanes-Oxley and other requirements of being a public company. The occupancy expenses associated with operating the expanded branch network also impacted our non-interest expense, which increased 114.0% to $1.6 million in the first half of 2006 from $727 thousand in the first half of 2005. In addition, we recognized $381 thousand in expense in the first half of 2006 due to the amortization of the core deposit intangible associated with our Bank of Commerce merger in August 2005.

As a result of the adoption of SFAS No. 123R and additional stock option grants in the second quarter of 2006, we recognized compensation expense of approximately $474 thousand, net of tax, or $0.06 per diluted share, for the first half of 2006. As of June 30, 2006, there was $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted subsequent to our IPO. That cost is expected to be recognized over a weighted average period of 4.7 years. Estimated future levels of compensation expense recognized related to stock based awards will be impacted by new awards, modifications to awards, cancellation of awards after the adoption of SFAS No. 123R, or additional options granted in 2006 by the Board of Directors. In June 2006, 55,000 non-qualified stock options and 249,000 incentive stock options were granted. All of the non-qualified options vested immediately. This resulted in an additional $424 thousand, net of tax, in compensation expense for the quarter ended June 30, 2006.

Income Tax Expense. The Company’s effective federal income tax rate was 34.0% and 33.8% for the three months and six months ended June 30, 2006, respectively.

FINANCIAL CONDITION

Loans. Total loans increased $143.5 million, or 21.6%, to $806.9 million as of June 30, 2006 from $663.4 million as of December 31, 2005. Since December 31, 2005, construction and development loans represented an increase of 39.9% to $442.4 million from $316.2 and commercial real estate loans grew 12.1% to $209.8 million from $187.2 million at year-end. Leading indicators of market conditions relative to commercial real estate signal no signs of weakness in the second half of the year. Thus, the combination of strong economic factors and a well-seasoned lending staff is expected to result in high levels of new production.

Non-performing loans were at just 0.21% of total loans as of June 30, 2006. Net recoveries for the first half were $6 thousand. The allowance for loan losses was 1.21% of outstanding loans as of June 30, 2006.

Investment Securities. The carrying value of our investment securities at June 30, 2006 totaled $81.5 million, compared to $94.3 million at December 31, 2005. The decrease is linked to our strong loan growth. Our portfolio consists primarily of U.S. Government agencies, agency mortgage-backed securities and obligations of states and political subdivisions.

Deposits. Total deposits increased $68.3 million, or 9.4% to $793.4 million as of June 30, 2006, from $725.1 million as of December 31, 2005. The increase in deposits is primarily attributed to an increase in brokered deposits of $37.9 million, and $41.7 million increase in interest bearing demand deposits. Based on the significant loan growth, we anticipate the need to supplement core deposits with other funding sources such as local certificates of deposits, wholesale deposits and borrowed funds.

Short Term Borrowings. Borrowings of $16.0 million as of June 30, 2006 consisted of two Federal Home Loan Bank (FHLB) advances. The advances, $1.0 million and $15.0 million, mature on July 28, 2006, and August 31, 2006, respectively, and bear interest of 3.12% and 4.04%, respectively.

Long Term Borrowings. Based on the strong loan growth for the first half of 2006, we executed two additional long-term FHLB advances, each for $20.0 million. The notes mature on February 9, 2009 and February 21, 2008, respectively, and bear interest of 4.92%, and 5.00%, respectively. The third advance, $3.5 million, expires on January 10, 2007, was assumed in the Bank of Commerce acquisition and bears interest of 3.49%.

ASSET QUALITY

Non-performing Assets. Non-performing assets include loans past due 90 days or more that are still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (OREO).

The following table sets forth information regarding non-performing assets as of the dates indicated:

	At
	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans, not restructured	$1,685	$912
Accruing loans past due 90 days or more	—	3
Restructured loans	—	—

Total non-performing loans (NPLs)	1,685	915
OREO	—	—

Total non-performing assets (NPAs)	$1,685	$915

Selected ratios:
NPLs to total loans	0.21%	0.14%
NPAs to total loans and OREO	0.21%	0.14%
NPAs to total assets	0.17%	0.10%

Non-performing assets increased $770 thousand, or 84.2%, to $1.7 million as of June 30, 2006, compared to $915 thousand as of December 31, 2005. The increase was attributable to the addition of two former Bank of Commerce loans placed on non-accrual during May and June. The largest of these, for $750 thousand, is well-secured by a first deed of trust.

Provision/Allowance for Loan Losses. We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on the most recent analysis of the allowance for loan losses, a provision of $1.6 million was recorded for the six months ended June 30, 2006, of which $625 thousand was recorded for the second quarter ending June 30, 2006. A provision for loan losses of $91 thousand was taken for the three months and six months ended June 30, 2005. The allowance for loan losses was $9.7 million, or 1.21% of total loans, at June 30, 2006 as compared to $6.1 million, or 1.29% of total loans, at June 30, 2005 and $8.1 million, or 1.22% of total loans, at December 31, 2005.

The following table sets forth information regarding the Company’s allowance for loan losses as of June 30, 2006 and 2005.

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except percentage data)
Allowance for loan losses:
Beginning balance	$9,098	$6,156	$8,117	$6,133
Loans charged off during period:
Commercial	—	—	25	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer and other	—	182	1	198

Total	—	182	26	198
Recoveries:
Commercial	7	3	32	42
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—

Total	7	3	32	42

Net loans and leases charged off	(7)	179	(6)	156

Provision for loan losses	625	91	1,607	91

Ending balance	$9,730	$6,068	$9,730	$6,068

Gross loans	$806,873	$471,107	$806,873	$471,107
Average loans	770,993	430,873	743,810	418,144
Non-performing loans	1,685	626	1,685	626
Selected ratios (annualized):
Net charge-offs to average loans	0.00%	0.17%	0.00%	0.07%
Provision for loan losses to average loans	0.32%	0.08%	0.43%	0.04%
Allowance for loan losses to loans outstanding at end of period	1.21%	1.29%	1.21%	1.29%
Allowance for loan losses to non-performing loans	577.5%	969.3%	577.5%	969.3%

CAPITAL RESOURCES

Stockholders’ equity increased by 39.9% to $114.2 million at June 30, 2006, compared to $81.6 million at June 30, 2005 and up by 7.0% from $106.7 million at December 31, 2005. The year over year increase is primarily due to the issuance of stock for the Bank of Commerce acquisition in August 2005 and the increase in net income. Book value per share was $15.46 at June 30, 2006, compared to $12.08 at June 30, 2005 and $14.47 at December 31, 2005.

As of June 30, 2006, the Company and the Bank exceeded all applicable regulatory capital requirements.

LIQUIDITY MANAGEMENT

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $27.0 million. In addition, securities are pledged to the FHLB totaling $21.6 million as of June 30, 2006 and $4.0 million securities pledged to FRB Discount window. As of June 30, 2006 we had $50.2 million in securities available to be sold or pledged to the FHLB and/or FRB Discount Window.

As a secondary source of liquidity, we will review the relative distribution of our asset portfolios, i.e., reducing investment or loan volumes and/or selling or encumbering assets. Further, we have the ability to increase liquidity by soliciting higher levels of deposit accounts through promotional activities, wholesale funding and borrowing from our correspondent banks as well as the Federal Home Loan Bank of San Francisco. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At June 30, 2006, we had $152.0 million in liquid assets comprised of $71.8 million in cash and cash equivalents (including federal funds sold of $44.6 million) and $80.2 million in available for sale securities.

Our liquidity is comprised of three primary classifications: cash flows provided by operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the six months ended June 30, 2006, net cash provided by operating activities was $10.3 million, compared to net cash provided by operating activities of $5.0 million for the same period in 2005.

Our primary investing activities are the origination of real estate, commercial and consumer loans, as well as the purchase and sale of securities. The main contribution of the net cash in investing activities has been influenced by our loan activity. The net increase in loans for the six months ended June 30, 2006 and 2005 was $143.2 million and $67.5 million, respectively.

Net cash used in all investing activities for the six months ended June 30, 2006 and 2005 was $134.0 million and $69.8 million, respectively. At June 30, 2006 we had outstanding loan commitments of $264.1 million and outstanding letters of credit of $5.4 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was $108.5 million and $72.6 million, respectively. These amounts consisted of a net increase in deposits for each respective period and increased long term borrowings of $40.0 million in the first half of 2006.

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

Market Value of Portfolio Equity. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as market value of portfolio equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates of 100, 200 and 300 basis points.

At June 30, 2006, our market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of June 30, 2006:

Market Value of Portfolio Equity

(Dollars in thousands)

Interest Rate Scenario	Economic Value	Percentage Change from Base	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
Up 300 basis points	$108,651	(2.27)%	10.76%	95.16%
Up 200 basis points	109,551	(1.46)%	10.85%	95.95%
Up 100 basis points	110,515	(0.59)%	10.95%	96.80%
BASE	111,176		11.01%	97.38%
Down 100 basis points	111,392	0.19%	11.03%	97.57%
Down 200 basis points	111,018	(0.14)%	11.00%	97.24%
Down 300 basis points	109,698	(1.33)%	10.87%	96.08%

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

Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2006, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on a ramped basis, by 100, 200 and 300 basis points. At June 30, 2006, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Sensitivity of Net Interest Income

(Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income (1)	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
Up 300 basis points	$59,566	6.85%	5.40%	33
Up 200 basis points	58,312	4.60%	5.29%	22
Up 100 basis points	57,034	2.31%	5.18%	11
BASE	55,748		5.07%
Down 100 basis points	54,457	(2.32)%	4.96%	(11)
Down 200 basis points	53,088	(4.77)%	4.85%	(22)
Down 300 basis points	51,668	(7.32)%	4.72%	(35)

(1)	Includes loan fees.

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

The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of June 30, 2006. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates.

This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	June 30, 2006 Amounts Maturing or Re-pricing in
	3 Months or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Sensitive (1)	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$27,195	$27,195
Federal funds sold	44,611	—	—	—	—	44,611
Investment securities	7,334	12,663	43,255	20,709	(2,431)	81,530
Loans	590,407	76,490	102,412	34,019	(9,730)	793,598
Other assets	—	—	—	—	62,579	62,579

Total assets	$642,352	$89,153	$145,667	$54,728	$77,613	$1,009,513

Liabilities and Stockholders’ Equity
Non-interest-bearing demand deposits	$—	$—	$—	$—	$174,636	$174,636
Interest-bearing demand, money market and savings	385,202	—	—	—	—	385,202
Time certificates of deposit	38,990	157,968	36,637	—	—	233,595
Short-term debt	16,000	—				16,000
Long-term debt		3,500	40,000	—	—	43,500
Junior subordinated debt	—	—	—	36,083	—	36,083
Other liabilities	—	—	—	—	6,325	6,325
Shareholders’ equity	—	—	—	—	114,172	114,172

Total liabilities and shareholders’ equity	$440,192	$161,468	$76,637	$36,083	$295,133	$1,009,513

Period gap	$202,160	$(72,315)	$69,030	$18,645
Cumulative interest-earning assets	642,352	731,505	877,172	931,900
Cumulative interest-bearing liabilities	440,192	601,660	678,297	714,380
Cumulative gap	202,160	129,845	198,875	217,520
Cumulative interest-earning assets to cumulative interest-bearing liabilities	145.93%	121.58%	129.32%	130.45%
Cumulative gap as a percent of:
Total assets	20.03%	12.86%	19.70%	21.55%
Interest-earning assets	21.69%	13.93%	21.34%	23.34%

(1)	Assets or liabilities and equity which are not interest rate-sensitive.

At June 30, 2006, we had $731.5 million in assets and $601.7 million in liabilities re-pricing within one year. This means that $129.8 million more of our interest rate sensitive assets than our interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at June 30, 2006 is 121.5%. This analysis indicates that at June 30, 2006, if interest rates were to increase, the gap would result in a slightly higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

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

The majority of interest-earning assets generally re-price along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as our non-interest bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that:

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

There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2005 Form 10-K. Risk factors concerning the acquisition of Valley Bancorp and the Cactus Commerce Bank transaction will be discussed in the Form S-4 to be filed by the Company with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following item was submitted to the security holders for approval at the Annual Meeting of Shareholders held on May 18, 2006:

Pursuant to the Bank’s by-laws and vote of the shareholders, the following individuals have been elected, with the results of the vote as follows, to serve as members of the Board of Directors until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified:

Director	For	Withheld
Jacob D. Bingham	5,301,908	208,673
Edward M. Jamison	5,498,431	12,150
Charles R. Norton	5,338,323	172,258
Lawrence K. Scott	5,498,681	11,900
Gary W. Stewart	5,301,908	208,673
Russell C. Taylor	5,338,323	172,258
Jack M. Woodcock	5,349,318	161,263

Item 5.	Other Information

Not applicable or required.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Rule 13a—14(a) Certification by Chief Executive Officer

31.2	Rule 13a—14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP

By:	/s/ EDWARD M. JAMISON
Edward M. Jamison
President and Chief Executive Officer

Dated: August 9, 2006

COMMUNITY BANCORP

By:	/s/ CATHY ROBINSON
Cathy Robinson
Executive Vice President and Chief Financial Officer

Dated: August 9, 2006