Form 10-Q
period 2006-09-30
Community Bancorp
filed 2006-11-09
CIK 1304366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding as of November 7, 2006
Common Stock, $0.001 par value	10,388,819 shares

COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005 (Unaudited)

	September 30, 2006	December 31, 2005
	(in thousands, except share data)
Assets
Cash and due from banks	$24,432	$22,221
Federal funds sold	39,585	64,683

Cash and cash equivalents	64,017	86,904
Securities available for sale	81,616	92,777
Securities held to maturity (fair market value approximates $1,374 and $1,601)	1,349	1,566
Investment in Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“FRB”) and Pacific Coast Bankers Bank (“PCBB”) stock, at cost	5,206	2,861
Loans, net of allowance for loan losses of $11,150 and $8,117	898,142	651,574
Premises and equipment, net	15,034	15,136
Accrued interest receivable	5,447	3,770
Deferred tax assets, net	1,270	320
Bank owned life insurance	9,947	9,698
Goodwill	28,153	19,698
Core deposit intangible, net	5,113	5,077
Other assets	6,271	3,327

Total assets	$1,121,565	$892,708

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand Interest bearing:	$174,727	$196,411
Demand	391,726	337,803
Savings	18,552	6,592
Time, $100,000 or more	94,402	74,504
Other time	170,119	109,778

Total deposits	849,526	725,088

Short term borrowings	18,500	16,000
Long term borrowings	41,000	3,500
Accrued stock appreciation rights	413	357
Accrued interest payable and other liabilities	6,321	4,931
Junior subordinated debt	87,630	36,083

	153,864	60,871

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common stock, par value: $0.001; shares authorized: 10,000,000; shares issued: 2006: 7,430,484; 2005: 7,409,087	7	7
Additional paid-in capital	72,490	71,199
Retained earnings	47,008	36,763
Accumulated other comprehensive (loss)	(1,045)	(935)

	118,460	107,034
Less cost of treasury stock, 34,375 shares	(285)	(285)

Total stockholders’ equity	118,175	106,749

Total liabilities and stockholders’ equity	$1,121,565	$892,708

See Notes to Unaudited Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three months and nine months ended September 30, 2006 and 2005 (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$19,318	$11,343	$52,278	$27,067
Securities:
Taxable	618	646	2,048	1,889
Non-Taxable	209	207	629	627
Federal funds sold	370	330	1,370	1,273
Equity securities	68	35	175	87
Other	144	—	186	—

Total interest and dividend income	20,727	12,561	56,686	30,943

Interest expense on:
Deposits	6,798	2,858	16,712	6,851
Short term borrowings	345	176	726	185
Long term borrowings	501	12	1,243	12
Junior subordinated debt	744	280	1,992	760

	8,388	3,326	20,673	7,808

Net interest income	12,339	9,235	36,013	23,135
Provision for loan losses	1,517	725	3,124	816

Net interest income after provision for loan losses	10,822	8,510	32,889	22,319

Other income:
Service charges and other income	459	478	1,343	1,009
Income from bank owned life insurance	124	128	249	378
Rental income	35	—	108	—
Net gain on sales of loans	—	71	—	85

	618	677	1,700	1,472

Other expenses:
Salaries, wages and employee benefits	3,623	3,343	10,028	8,754
Occupancy, equipment & depreciation	895	650	2,451	1,377
Advertising and public relations	330	385	821	648
Professional fees	242	169	877	647
Data processing	192	183	648	498
Core deposit intangible amortization	190	63	571	63
Stationery and supplies	112	119	315	276
Insurance	99	77	263	204
Telephone and postage	82	45	246	149
Software maintenance	68	19	161	65
Director fees	50	38	737	161
Loan related	48	41	158	117
Foreclosed assets, net	—	(47)	—	(234)
Other	450	336	1,403	760

	6,381	5,421	18,679	13,485

Income before income taxes	5,059	3,766	15,910	10,306
Income tax expense	2,002	1,080	5,665	3,218

Net income	$3,057	$2,686	$10,245	$7,088

Other comprehensive income:
Unrealized gain (loss) on securities available for sale	561	(202)	(110)	(678)

Comprehensive income	$3,618	$2,484	$10,135	$6,410

COMMUNITY BANCORP AND SUBSIDIARIES

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Earnings per share:
Basic	$0.41	$0.38	$1.39	$1.04
Diluted	$0.41	$0.38	$1.37	$1.02

See Notes to Unaudited Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and 2005 (Unaudited)

	2006	2005
	(in thousands)
Cash Flows from Operating Activities:
Net income	$10,245	$7,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	984	608
(Gain) on sale of fixed assets	(18)	—
Amortization of core deposit intangible	571	63
(Gain) on foreclosed assets	—	(262)
(Income) from bank owned life insurance	(249)	(378)
Realized (gains) on sales of loans	—	(85)
Proceeds from sales of loans held for sale	—	1,466
(Originations) of loans held for sale	—	(1,381)
Deferred taxes	(894)	535
Provision for loan losses	3,124	816
Stock-based compensation expense	936	—
Net amortization of investment premium and discount	130	413
(Increase) in accrued interest receivable	(1,495)	(445)
(Increase) in other assets	(878)	(1,223)
Increase (decrease) in accrued interest payable and other liabilities	1,216	(828)
(Income) from FHLB, FRB and PCBB stock dividends	(67)	(56)
Excess tax (benefit) from share-based payment arrangements	(128)	—

Net cash provided by operating activities	13,477	6,331

Cash Flows from Investing Activities:
Net (increase) in loans	(218,133)	(130,254)
Proceeds from maturities of and principal pay-downs on securities held to maturity	217	352
(Purchase) of securities available for sale	(2,770)	(12,481)
Proceeds from maturities of and principal pay-downs on securities available for sale	19,714	18,176
(Investment in) FHLB, FRB and PCBB stock	(2,138)	(647)
(Purchase) of premises and equipment	(563)	(2,839)
Proceeds from sale of premises and equipment	6	—
Proceeds from sale of foreclosed assets	—	2,453
Cash (paid) for acquisitions, net	(9,245)	(6,357)

Net cash (used in) investing activities	(212,912)	(131,597)

Cash Flows from Financing Activities:
Net increase in short term borrowings	2,500	6,150
Net increase in long term borrowings	36,500	3,500
Net increase in deposits	87,193	84,631
Proceeds from issuance of junior subordinated debt	50,000	20,000
Proceeds from repayment of loans secured by stock	—	286
Excess tax benefit from exercise of stock options	128	—
Proceeds from exercise of common stock options	227	51

Net cash provided by financing activities	176,548	114,618

(Decrease) in cash and cash equivalents	(22,887)	(10,648)
Cash and cash equivalents, beginning of year	86,904	67,254

Cash and cash equivalents, end of period	$64,017	$56,606

See Notes to Unaudited Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Community Bancorp (the “Company”) is a bank holding company headquartered in Las Vegas, Nevada. The Company has two consolidated wholly-owned subsidiaries. Community Bank of Nevada is a Nevada State chartered bank providing a full range of commercial and consumer bank products through nine branches located in the Las Vegas metropolitan area and two loan production offices in southern California and Arizona. On September 29, 2006, the Company acquired a second subsidiary, Cactus Commerce Bank, with a single full-service branch located in Glendale, Arizona. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practice.

A summary of the significant accounting policies used by the Company and its subsidiaries are as follows:

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Community Bank of Nevada and Cactus Commerce Bank. Significant intercompany items and transactions have been eliminated in consolidation. Community Bancorp (NV) Statutory Trust I, Community Bancorp (NV) Statutory Trust II and Community Bancorp (NV) Statutory Trust III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities and therefore do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2006 and 2005 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K. Financial information as of December 31, 2005 has been presented next to the interim consolidated balance sheet for informational purposes.

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

A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes in the capital structure of the Company during the nine months ended September 30, 2006.

Reclassifications

Certain amounts in the September 30, 2005 consolidated income statement were reclassified to conform to the 2006 presentation, with no effect on previously reported net income or stockholders’ equity.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisition Activity

Effective September 30, 2006, the Company acquired 100% of the outstanding common stock of Cactus Commerce Bank (“Cactus”), headquartered in Glendale, Arizona. The Stock Purchase Agreement (the “Agreement”) was entered into on July 20, 2006 and, pursuant to that Agreement, the Company purchased all of the outstanding shares of Cactus directly from the Cactus shareholders. Under the terms of the Agreement, 51,935 shares of Cactus common stock, the number of shares outstanding in Cactus on June 20, 2006, including 705 shares representing unvested shares of restricted stock, which vested and were issued immediately prior to the closing, were exchanged and Cactus shareholders received $256.59 in cash for each share of Cactus common stock for a total purchase price of $13.4 million. At the date of acquisition, Cactus became a wholly-owned subsidiary of the Company.

As the merger closed on the last business day of the quarter, the results of Cactus were not included with the Company’s results of operations as of September 30, 2006. The consolidated balance sheets of Community Bancorp as of September 30, 2006 contained in the Company’s financial statements include the total assets and liabilities of Cactus. The merger increases the Company’s presence in Arizona and is consistent with the Company’s strategy to expand into other high-growth markets in Arizona and California.

As of September 30, 2006, the following shows the condensed balance sheet amounts assigned to the assets and liabilities of Cactus Commerce Bank, including all purchase adjustments at the time of acquisition (in thousands):

Cash & cash equivalents	$4,188
Securities	6,079
Loans, net of allowance	31,170
Goodwill & core deposit intangible	9,892
Other assets	707
Deposits	(37,245)
Borrowed funds	(1,000)
Other liabilities	(358)

Net assets acquired	$13,433

The merger was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date, September 30, 2006, as summarized below (in thousands):

Cash consideration	$13,326
Direct costs of acquisition	107

Total purchase price and acquisition costs	13,433
Less fair value of Cactus Commerce Bank net tangible assets acquired	(3,541)
Less estimated fair value of core deposit intangible	(607)

Estimated goodwill resulting from transaction	$9,285

Certain amounts, including goodwill, are subject to change when the determination of asset and liability values is finalized within one year after completion of the merger. Valuations of certain assets and liabilities will be performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.

As a result of the Cactus acquisition, the Company recorded an estimate of $607,000 for the core deposit intangible. The Company will determine the final value and amortization period with the assistance of independent

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

valuation consultants. As of September 30, 2006, the amortization period of the Cactus core deposit intangible was estimated to be 8 years. Amortization expense on the Cactus core deposit intangible was not recorded as of September 30, 2006, as the acquisition occurred on the last business day of the quarter.

The cash received from the Cactus acquisition was $4.2 million.

Effective as of the close of business on October 13, 2006, the Company acquired 100% of the outstanding common stock of Valley Bancorp (“Valley”), headquartered in Las Vegas, Nevada. Valley was the parent company of Valley Bank. The tax-free merger was completed pursuant to the Agreement to Merge and Plan of Reorganization (the “Merger Agreement”) dated June 28, 2006. At the date of the acquisition, Valley Bank became a wholly-owned subsidiary of the Company, and immediately thereafter, Valley Bank was merged with and into Community Bank of Nevada. As the merger closed after September 30, 2006, Valley’s results for the nine months ended September 30, 2006 were not included in the Company’s financial statements. The merger increases the Company’s presence in southern Nevada with the anticipation of providing the combined company with financial benefits that include reduced operating expenses.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The total value of the Valley acquisition was $137.4 million, including cancellation of options for Valley stock. Valley shareholders received $46.00 per share of common stock they owned. Per the Merger Agreement, the aggregate consideration mix was limited to 75% the Company’s common stock and 25% cash. As more elections for cash were received than allowed, the elections received for cash were prorated accordingly. The exchange ratio was 1.4516 shares of the Company’s common stock per Valley common share. The Company is paying approximately $42.6 million in cash and issuing 2,992,710 shares of common stock in exchange for all outstanding Valley shares and stock options. Cash was paid in lieu of any fractional shares of the Company’s common stock in an amount based on a price of $31.69 per share of the Company’s common stock. The exchange of shares represented approximately 29% of the Company’s outstanding common stock as of the merger date.

Valley had 205,757 employee stock options outstanding on October 13, 2006, the acquisition date. All Valley stock options vested upon change in control. The purchase price included the intrinsic value of options to purchase an aggregate of 205,757 shares with a weighted average exercise price of $10.38.

The merger was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date as summarized below (in thousands, except share data):

Fair value of 2,977,284 shares of the Company’s common stock issued:
Common stock issued	$94,350
Cash	35,737

Total consideration	130,087
Plus stock option expense	7,329

Total merger consideration	137,416

Estimated acquisition costs
Merger-related compensation and severance	1,850
Professional services	3,100

Total acquisition costs	4,950

Estimated total purchase price	142,366
Less fair value of Valley Bank net assets acquired	(47,710)
Less estimated fair value of Core Deposit Intangible	(8,484)

Estimated goodwill resulting from the Merger	$86,172

The allocation of the purchase price may be modified as a result of the following items:

•	the actual acquisition costs incurred by the Company, and

•	final appraisals, evaluations and estimates of fair value.

The purchase price allocation is expected to be finalized within one year after completion of the merger.

In addition to the above transaction costs, the Company expects to incur integration costs of approximately $600,000 before taxes ($390,000 after taxes). As of September 30, 2006, total integration costs included in other expenses were approximately $36,000, net of taxes.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma condensed combined financial information presents the arithmetical combinations of the Company’s and Valley’s separate financial results modified to reflect certain acquisition-related adjustments. These presentations include an unaudited pro forma balance sheet as of September 30, 2006 prepared under the assumptions that (i) the transaction is accounted for using the purchase method of accounting, and (ii) the consideration mix of the merger is as stated above and subject to adjustment as described in the Merger Agreement. The consideration was subject to adjustment such that Valley shareholders received $46.00 per share, as the average closing price for the Company’s stock for the twenty trading days ending three days prior to closing was valued between $28.26 and $34.54, as defined in the Merger Agreement. The pro forma combined figures have been calculated using the exchange ratio of 1.4516 shares of Company common stock for each share of Valley common stock. Unaudited pro forma combined statements of income are also presented for the nine months ended September 30, 2006 and the twelve months ended December 31, 2005. The unaudited pro forma combined balance sheet assumes the merger took place on September 30, 2006. The unaudited pro forma combined statements of income give effect to the merger as if it had occurred as of the beginning of the period.

The unaudited pro forma condensed combined financial statements are presented for information purposes only and the reader should not assume that the combined company would have achieved the pro forma combined results if they had actually been combined on the date or at the beginning of the periods presented.

The unaudited pro forma combined financial statements, while helpful in illustrating the financial characteristics of the combined company under one set of assumptions, do not reflect the benefits of expected cost savings or opportunities to earn additional revenue, nor do they reflect business integration costs which Company expects to incur and, accordingly, do not attempt to predict or suggest future results.

The following unaudited pro forma combined balance sheet includes financial information relating to the acquisition of Cactus Commerce Bank, which is included under the heading “Community Bancorp.” The following unaudited pro forma combined statements of income identify Cactus Commerce Bank separately.

UNAUDITED PRO FORMA COMBINED

BALANCE SHEET

As of September 30, 2006

	Community Bancorp	Valley Bancorp	Pro Forma Adjustments		Pro Forma Combined
	(dollars in thousands)
ASSETS
Cash and due from banks	$24,432	$12,621	$—		$37,053
Federal funds sold	39,585	26,020	(47,527	)(a)	18,078
Investments	88,171	31,856			120,027
Loans	898,142	327,119	—		1,225,261
Goodwill and core deposit intangible	33,266	—	94,656	(b)	127,922
Other assets	37,969	9,973	—		47,942

Total assets	$1,121,565	$407,589	$47,129		$1,576,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$849,526	$341,791	$—		$1,191,317
Borrowings	59,500	15,392	—		74,892
Junior subordinated debt	87,630	—	—		87,630
Other liabilities	6,734	2,696	—		9,430

Total liabilities	1,003,390	359,879	—		1,363,269

Total stockholders’ equity	118,175	47,710	(47,710 94,839	)(c) (d)	213,014

Total liabilities and stockholders’ equity	$1,121,565	$407,589	$47,129		$1,576,283

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma condensed combined financial information presents the Company’s results of operations for the years indicated had the merger taken place as of January 1, 2006 and January 1, 2005 (in thousands, except share amounts):

UNAUDITED PRO FORMA COMBINED

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2006

	Historical
	Community Bancorp	Cactus Commerce Bank	Valley Bancorp	Pro Forma Adjustments		Pro Forma Combined
	(in thousands, except share and per share data)
Net interest income	36,013	1,189	16,027	(1,715	)(e)	51,514
Provision for loan losses	3,124	100	316	—		3,540

Net interest income after provision for loan losses	32,889	1,089	15,711	(1,715)		47,974
Total other operating income	1,700	201	247	—		2,148
Total other expenses	18,679	1,746	7,398	852	(f)	28,675

Income (loss) before income taxes	15,910	(456)	8,560	(2,567)		21,447
Income tax expense	5,665	—	2,942	(898	)(g)	7,709

Net income (loss)	$10,245	$(456)	$5,618	$(1,668)		$13,739

Basic earnings per share	$1.39					$1.32

Diluted earnings per share	$1.37					$1.31

Average shares outstanding for basic earnings per share	7,386,835					10,379,545	(h)
Average shares outstanding for diluted earnings per share	7,488,329					10,481,039	(h)

UNAUDITED PRO FORMA COMBINED

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2005

	Historical
	Community Bancorp	Cactus Commerce Bank	Valley Bancorp	Pro Forma Adjustments		Pro Forma Combined
	(in thousands, except share and per share data)
Net interest income	33,826	1,015	16,313	(1,871	)(e)	49,283
Provision for loan losses	1,085	152	777	—		2,014

Net interest income after provision for loan losses	32,741	863	15,536	(1,871)		47,269
Total other operating income	2,275	244	262	—		2,781
Total other expenses	20,512	1,151	7,290	1,136	(f)	30,089

Income (loss) before income taxes	14,504	(44)	8,508	(3,008)		19,961
Income tax expense	4,439	—	2,900	(1,053	)(g)	6,287

Net income (loss)	$10,065	$(44)	$5,608	$(1,955)		$13,674

Basic earnings per share	$1.45					$1.37

Diluted earnings per share	$1.42					$1.36

Average shares outstanding for basic earnings per share	6,964,719					9,957,429	(h)
Average shares outstanding for diluted earnings per share	7,091,311					10,084,021	(h)

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(a)	To reflect the cash portion of the purchase price, estimated transaction and merger-related costs, and cash paid for stock options of approximately $35.7 million, $5.0 million and $6.8 million, respectively.

(b)	To reflect the goodwill and core deposit intangible to be recognized as a result of the merger, estimated as $86.2 million and $8.5 million, respectively.

(c)	To reflect the elimination of Valley equity components.

(d)	To reflect the (1) fair value of approximately 2,827,881 shares of Valley common stock, exchanged for 2,977,284 shares of the Company and (2) 205,757 shares of Valley common stock issued in exchange for the cancellation of options of directors and employees of Valley at an initial exchange ratio of 1.4516, less the weighted-average exercise price of $10.38. The Company issued 15,426 shares of Community Bancorp common stock and paid $6.8 million for such stock options.

(e)	To reflect the estimated reduction in interest income assuming federal funds sold were utilized for the cash portion of the merger consideration and acquisition costs.

(f)	To reflect the amortization of the estimated core deposit intangible for Cactus and Valley in other operating expense amortized utilizing the straight-line method assuming an estimated life of 8 years.

(g)	To reflect the impact of income taxes associated with these pro forma adjustments and the Cactus net loss to operating results at a 35% combined effective income tax rate.

(h)	Pro forma earnings per share were calculated using the Company’s historical shares outstanding for the periods presented and the expected issuance of 2,977,284 shares of the Company’s common stock plus 15,426 shares given to option holders.

Note 3. Share-Based Compensation

Stock options

The Company’s 1995 Stock Option and Award Plan (the “1995 Plan”) expired in July 2005, although options are still vesting and exercisable. On May 19, 2005, the stockholders of the Company approved the 2005 Equity Based Compensation Plan (the “2005 Plan”). The 2005 Plan authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance share cash only awards. Incentive stock options are granted with an exercise price equal to the closing stock price of the Company’s stock at the date of grant; those options generally vest based on five years of continuous service and have 10-year contractual terms. Non-qualified stock options are also granted with an exercise price equal to the closing stock price of the Company’s stock at the date of grant; those options vest immediately and have 10-year contractual terms. The 2005 Plan provides for a maximum of fifteen percent (15%) of the Company’s outstanding shares as of March 24, 2005 and adjusts on each anniversary thereafter to be 15% of the then outstanding number of shares that may be delivered for awards. As of March 24, 2006, the number of shares that may be delivered for awards was 1,107,563. The maximum number of shares that may be granted as incentive stock options is 800,000. As of September 30, 2006, the total number of awards remaining to be granted under the 2005 Plan was 629,063.

The Company’s share-based payment arrangements are designed to attract and retain employees. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results and government regulations.

Effective January 1, 2006 (the “adoption date”), the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), or SFAS 123R, Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method.

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

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Also prior to the adoption of SFAS 123R, the Company applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. Prior to the Company’s initial public offering (“IPO”), the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes model to calculate the fair value of stock options. The Company has adopted SFAS 123R using the prospective method for options granted prior to the IPO and the modified prospective method for options granted subsequent to the IPO. Under the Company’s transition method, SFAS 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased or cancelled. In addition, the expense recognition provision of SFAS 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date.

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

Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. The Company estimates the expected life of options using the simple average of the vesting term and the original contract term. The risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term. Expected volatility is based on the expected volatility of similar entities that have been public for a period of time at least equal to the estimated life of the options, considering industry, stage of life cycle, size and financial leverage. The dividend yield is based on the assumption that the Company does not foresee any circumstances in the immediate future in which cash dividends would be paid on common stock. The following assumptions were used for the 55,000 non-qualified option grants and 240,000 incentive option grants on June 15, 2006.

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

In July 2005, the Company issued 55,000 non-qualified option grants and 140,000 incentive option grants with an exercise price equal to the market value of the underlying stock on the grant date of $31.55. The non-qualified stock options vest immediately, and the incentive stock options vest 20% each year for five years. All options expire ten years from the grant date. The following assumptions were used for all grants issued. No other options were granted during the first nine months of 2005.

Stock options
Expected life in years	7.0
Risk-free interest rate	3.875%

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock options
Expected volatility	16.93%
Dividend yield	—
Fair value per optional share	$9.49

A summary of option activity under the 1995 Plan and 2005 Plan for the nine months ended September 30, 2006, and changes during the period then ended is presented below:

	Shares	Weighted average exercise price
Outstanding options, beginning of year	397,994	$21.27
Granted	301,000	30.44
Exercised	(21,396)	10.62
Forfeited	(9,500)	26.57
Expired	(3,066)	1.96

Outstanding options, end of period	665,032	25.78

Options exercisable, end of period	265,779	21.60

The weighted average remaining contractual term of outstanding options as of September 30, 2006 was 8.8 years, with an aggregate intrinsic value of $3.1 million. The weighted average remaining contractual term of options exercisable at September 30, 2006 was 8.1 years, with an aggregate intrinsic value of $2.4 million.

The total intrinsic value of options exercised during the quarters ended September 30, 2006 and September 30, 2005 was approximately $206,000 and $0, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and September 30, 2005 was approximately $470,000 and $144,000, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Shares	Weighted average grant date fair value
Nonvested balance, beginning of year	211,020	$7.18
Granted	301,000	11.47
Vested	(103,267)	8.26
Forfeited	(9,500)	9.86

Nonvested balance, end of period	399,253	10.07

As of September 30, 2006, there was approximately $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted subsequent to the IPO. That cost is expected to be recognized over a weighted average period of 4.4 years. The aggregate intrinsic value of options vested during the nine months ended September 30, 2006 was approximately $920,000.

The following table compares net income reflecting SFAS 123R share-based compensation expense of approximately $142,000, net of tax, reported in the current quarter and $608,000, net of tax, reported year to date, for options granted after the IPO and pro forma expense for options granted prior to the IPO compared to the same prior period’s pro forma stock-based compensation expense, net of tax.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income:
As reported	$3,057	$2,686	$10,245	$7,088

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Deduct total stock-based compensation expense determined under the minimum value method for awards granted prior to the IPO, net of related tax effects	(5)	(460)	(16)	(502)

Pro forma	$3,052	$2,226	$10,229	$6,586

Earnings per share:
As reported:
Basic	$0.41	$0.38	$1.39	$1.04
Diluted	$0.41	$0.38	$1.37	$1.02
Pro forma:
Basic	$0.41	$0.32	$1.38	$0.96
Diluted	$0.41	$0.31	$1.37	$0.95

Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statements of cash flows.

Stock appreciation rights

On July 20, 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan (“SAR Plan”). The SAR Plan authorized 252,605 rights to be granted to certain directors, officers and key employees at the discretion of the Board of Directors. Prior to the adoption of SFAS 123R, the Company accounted for stock appreciation rights (“SAR”) according to FASB Interpretation No. 28 (“FIN 28”). Under FIN 28, the intrinsic value of the SAR was reflected as a liability in the balance sheet. The liability was adjusted every quarter based on the intrinsic value as of the reporting date. Upon adoption of SFAS 123R, the Company accounts for SAR using liability accounting. This method requires the Company to record the liability for SAR at fair value, rather than intrinsic value, in the balance sheet. The Company uses the Black-Scholes model to determine the fair value of SAR. The expense related to the Company’s SAR plan was approximately $14,000 and $90,000 for the three months ended September 30, 2006 and 2005, respectively and $56,000 and $439,000 for the nine months ended September 30, 2006 and 2005, respectively. The total amount in accrued expenses was approximately $413,000 as of September 30, 2006. There were no grants of stock appreciation rights during the three months and nine months ended September 30, 2006.

As of September 30, 2006, the outstanding SAR were 17,854, with a weighted average exercise price of $4.96. The weighted average remaining life of the SAR was 0.5 years, with an aggregate intrinsic value of approximately $456,000. At September 30, 2005, there were 17,854 SAR outstanding with an intrinsic value of approximately $500,000.

No further grants will be made from the 2000 Stock Appreciation Rights Plan.

Note 4. Earnings per Share

Basic earnings per share (“EPS”) represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding options, and are determined using the treasury stock method.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share have been computed based on the following:

	Three months ended September 30,
	2006	2005
	(in thousands, except share data)
Net income	$3,057	$2,686

Average number of common shares outstanding	7,392,407	6,986,350
Effect of dilutive options	108,387	134,411

Average number of common shares outstanding used to calculate diluted earnings per common share	7,500,794	7,120,761

Basic EPS	$0.41	$0.38
Diluted EPS	$0.41	$0.38

	Nine months ended September 30,
	2006	2005
	(in thousands, except share data)
Net income	$10,245	$7,088

Average number of common shares outstanding	7,386,835	6,830,294
Effect of dilutive options	101,494	124,476

Average number of common shares outstanding used to calculate diluted earnings per common share	7,488,329	6,954,770

Basic EPS	$1.39	$1.04
Diluted EPS	$1.37	$1.02

Note 5. Current Accounting Developments

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Income Tax Uncertainties, or FIN 48, to clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The literature also provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity has not yet been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how registrants should quantify financial statement

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

misstatements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement, and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be reconsidered using both the rollover and iron curtain methods. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports, rather such corrections may be made the next time the Company files its prior year statements. This guidance will be effective for the Company in the fourth quarter of 2006. The Company does not currently anticipate any material adjustments resulting from the application of SAB 108. The Company does not expect this Statement to have a material impact on its financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), to endorsement split-dollar life insurance arrangements. EITF 06-4 would require the Company to accrue a liability for the postretirement death benefits associated with split-dollar life insurance agreements. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. The Company may have certain policies subject to the provisions of this new pronouncement and is currently evaluating the impact of adoption of EITF 06-4 will have on our financial statements.

Note 6. Loans

The composition of the Company’s loan portfolio as of September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Commercial and industrial	$129,617	$126,157
Real estate:
Commercial	235,452	187,236
Residential	38,068	30,148
Construction and land development, including raw land of approximately $149,656 for 2006 and $108,700 for 2005	502,578	316,221
Consumer and other	7,090	3,645

	912,805	663,407
Less:
Allowance for loan losses	(11,150)	(8,117)
Net unearned loan fees and discounts	(3,513)	(3,716)

	$898,142	$651,574

Owner-occupied commercial real estate loans were approximately 16% and 14% of our total loan portfolio as of September 30, 2006 and December 31, 2005, respectively.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for loan losses for the three months and nine months ended September 30, 2006 and 2005 are as follow:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance, beginning	$9,730	$6,068	$8,117	$6,133
Provision for loan losses	1,517	725	3,124	816
Allowance resulting from acquisition	491	933	491	933
Less amounts charged off	(607)	(19)	(633)	(217)
Recoveries of amounts charged off	19	67	51	109

Balance, ending	$11,150	$7,774	$11,150	$7,774

Information about impaired and nonaccrual loans as of September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Impaired loans with a valuation allowance	$672	$820
Impaired loans without a valuation allowance	3,300	1,291

Total impaired loans	$3,972	$2,111

Average balance of impaired loans	$4,136	$2,220

Related valuation allowance	$180	$336

Nonaccrual loans, not restructured	$1,118	$912

Loans past due 90 days or more and still accruing	$47	$3

Interest income recognized on impaired loans	$332	$227

Interest income recognized on a cash basis on impaired loans	$281	$195

Note 7. Deposits

At September 30, 2006, the scheduled maturities of time deposits are as follow:

September 30, 2006
(in thousands)
2007	$244,832
2008	18,365
2009	800
2010	346
2011	178

$264,521

Brokered deposits totaled $88,566,000 and $33,274,000 at September 30, 2006 and December 31, 2005, respectively, and are included in time deposits on the consolidated balance sheets.

Note 8. Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Commitments to extend credit, including unsecured commitments of $20,619 for 2006 and $20,701 for 2005	$272,567	$215,052
Credit card commitments, including unsecured amounts of $2,020 for 2006 and $1,630 for 2005	2,033	1,644
Standby letters of credit, including unsecured commitments of $155 for 2006 and $230 for 2005	5,855	3,224

	$280,455	$219,920

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. The Company has approximately $725,000 and $436,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit at September 30, 2006 and December 31, 2005 respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (“FIN 45”). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5 Accounting for Contingencies. As of September 30, 2006 and December 31, 2005, the amount of the liability related to guarantees was approximately $15,000 and $11,000, respectively.

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

Financial Instruments with Concentrations of Credit Risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At September 30, 2006, real estate loans accounted for approximately 85% of the total loans. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take. In addition, approximately

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3% of total loans are unsecured. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

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

Lease Commitments

On August 24, 2006, a lease agreement was signed for an additional office located in the Centennial Gateway in northwest Las Vegas. The office will be approximately 5,800 square feet of leased space for an additional branch and lending offices. This is an operating lease with an unrelated third party with an initial base rent of approximately $13,000 per month. The rent will increase by no less than fifteen percent and no more than thirty percent, based on the accumulated Consumer Price Index on the fifth anniversary date of the lease. The leased area is expected to be delivered to the Company for tenant improvements early in the first quarter of 2007. The Company expects the lease payments to commence in the second quarter of 2007. The lease term is ten years.

As a result of the merger with Cactus Commerce Bank on September 30, 2006, the Company acquired one full-service branch located in Glendale, Arizona. The office has approximately 6,085 square feet of leased space. This is an operating lease with an unrelated third party with a base rent of approximately $8,000 per month as of the date of the merger. For each year following, the dollar per square foot increases in addition to additional rent as defined in the lease, calculated at approximately 3% per year. The lease expires on November 30, 2008.

Note 9. Borrowed Funds

The Company has a commitment from the Federal Home Loan Bank (“FHLB”) for borrowings, which are collateralized by a blanket lien on all loans secured by real estate and all business loans. The agreement can be terminated by the FHLB at any time. In addition, the acquisitions of Bank of Commerce in August 2005 and Cactus Commerce Bank in September 2006 have added a short-term borrowing and a long-term borrowing, respectively, which are both collateralized by securities. The interest rate charged on all borrowings is determined by the FHLB at the time of the advance.

Short-term borrowings outstanding as of September 30, 2006 were as follows:

Date	Interest Rate	Advance	Maturity	Payments
(in thousands, except percentage data)
August 26, 2005	FIXED 3.49%	$3,500	January 10, 2007	Interest semi-annually, principal at maturity
August 31, 2006	FIXED 5.32%	15,000	August 31, 2007	Interest monthly, principal at maturity

		$18,500

Long-term borrowings outstanding as of September 30, 2006 were as follows:

Date	Interest Rate	Advance	Maturity	Payments
(in thousands, except percentage data)
February 7, 2006	FIXED 4.92%	$20,000	February 9, 2009	Interest monthly, principal at maturity
February 21, 2006	FIXED 5.00%	20,000	February 21, 2008	Interest monthly, principal at maturity
September 30, 2006	FIXED 5.01%	1,000	March 23, 2009	Interest monthly, principal at maturity

		$41,000

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has agreements with other lending institutions under which it can purchase up to $28.5 million of federal funds, which includes an agreement for $1.5 million for Cactus Commerce Bank. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The agreements can be terminated by the lending institutions at any time. There were no balances outstanding under these agreements at September 30, 2006 and December 31, 2005.

Note 10. Issuance of Trust Preferred Securities

On September 21, 2006, the Company completed the issuance of $50,000,000 of trust preferred securities (the “Securities”) through Community Bancorp (NV) Statutory Trust III (the “Trust”), a statutory trust formed by the Company for that purpose. The proceeds from the sale of the Securities were used by the Trust to purchase $50,000,000 in aggregate principal amount from the Company’s fixed/floating rate junior deferrable interest debentures (the “Debentures”) due in 2036.

The Debentures bear interest similar to the Securities with $25 million bearing interest at a fixed rate of 6.78% for the first five years and floating thereafter at the three-month LIBOR plus 1.60% and $25 million bearing interest at a floating rate of the three-month LIBOR plus 1.60% per annum, which will reset quarterly to the then three-month LIBOR plus 1.60% per annum. As of September 30, 2006, the blended fixed and floating interest rate was 6.885%. The Debentures are redeemable, in whole or in part, without penalty, at the option of the Company after five years. The interest payments on the Debentures made by the Company will be used to pay the quarterly distributions payable by the Trust to the holders of the Securities.

If the Company elects to defer payments of interest on the Securities by extending the interest distribution period, then the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company’s capital stock, until such time as all deferred interest is paid.

The proceeds from this offering provide the capital necessary to complete the Cactus Commerce Bank and Valley Bancorp acquisitions and continue organic growth. The $50.0 million is included in junior subordinated debt on the consolidated balance sheet of the Company.

Note 11. Derivative Financial Instruments

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

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps to Manage the Company’s Interest Rate Risk

During the nine months ended September 30, 2006, the Company originated two fixed rate loans with principal balances of approximately $15,250,000 and $4,765,000, respectively. The terms of the loans include embedded derivatives in the form of prepayment penalties. The embedded derivatives have been bifurcated from the loans and recorded at fair value as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company also entered into LIBOR-based interest rate swap agreements under which the Company will pay fixed interest and receive variable interest. The notional values of the swap agreements are equal to the principal balances of the fixed rate loans. Although the Company has not elected hedge accounting, the transaction results in a natural hedge because the fair value of the swaps offset the fair values of the prepayment penalties. At September 30, 2006, the fair value of the derivatives are reflected in other assets and other liabilities as applicable.

Fair values for derivative financial instruments are based upon quoted market prices where available, except in the case of certain options and swaps where pricing models are used.

Note 12. Goodwill

On August 26, 2005, the Company acquired 100% of the common stock of Bank of Commerce (“Commerce”) in a 50% cash and 50% stock transaction valued at approximately $40.0 million. The initial purchase price allocation resulted in goodwill of $19,698,000. During the nine months ended September 30, 2006, the Company has revised its estimate of the acquisition date fair value of some of the acquired tangible assets based on transactions that occurred in 2006. The adjustments relate primarily to the receipt of federal income tax refunds related to Commerce and the estimate of fair value of impaired loans acquired from Commerce. Specifically, the estimate of acquisition date fair value of certain acquired impaired loans has been adjusted since those loans were paid off during the nine months ended September 30, 2006. As a result of this reallocation, the recorded value of goodwill was adjusted downward to $18,868,000.

On September 30, 2006, the Company completed the acquisition of Glendale, Arizona-based Cactus Commerce Bank. The initial purchase price allocation resulted in goodwill of $9,285,000. Refer to Note 2, Acquisition Activity, contained in these financial statements.

Total goodwill recorded by the Company as of September 30, 2006 was $28,153,000.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Quarterly Data (Unaudited)

	2006			2005
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Interest and dividend income	$20,727	$19,263	$16,696	$15,394	$12,561	$9,676	$8,706
Interest expense	8,388	6,866	5,419	4,703	3,326	2,306	2,176

Net interest income	12,339	12,397	11,277	10,691	9,235	7,370	6,530
Provision for loan losses	1,517	625	982	269	725	91	—

Net interest income, after provision for loan losses	10,822	11,772	10,295	10,422	8,510	7,279	6,530
Non-interest income	618	554	528	803	677	419	376
Non-interest expenses	6,381	6,623	5,675	7,027	5,421	4,641	3,423

Income before income taxes	5,059	5,703	5,148	4,198	3,766	3,057	3,483
Income tax expense	2,002	1,940	1,723	1,221	1,080	1,037	1,101

Net income	$3,057	$3,763	$3,425	$2,977	$2,686	$2,020	$2,382

Earnings per common share:
Basic	$0.41	$0.51	$0.46	$0.40	$0.38	$0.30	$0.35

Diluted	$0.41	$0.50	$0.46	$0.40	$0.38	$0.29	$0.35

Note 14. Subsequent Event

On October 9, 2006, the shareholders of Community Bancorp approved an amendment to the Articles of Incorporation increasing the authorized number of shares of common stock from 10,000,000 to 30,000,000.

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

EXECUTIVE OVERVIEW

Community Bancorp (the “Company”) (NASDAQ: CBON) is a Las Vegas-based community bank holding company reporting $1.1 billion in total assets as of September 30, 2006, operating through its wholly-owned subsidiaries, Community Bank of Nevada and Cactus Commerce Bank.

The Company announced improved financial results and strong organic loan growth. Net income for the third quarter of 2006 increased 13.8% year-over-year to $3.1 million, or $0.41 per fully diluted share, compared with $2.7 million, or $0.38 per fully diluted share, for the third quarter of 2005. Net income for the nine months of 2006 increased to $10.2 million, or $1.37 per fully diluted share, from $7.1 million, or $1.02 per fully diluted share in the nine months of 2005. The asset sensitivity of the balance sheet, loan growth, and a 6.0% increase in the year-over-year net interest margin were all factors contributing to the growth in earnings.

The net interest margin increased to 5.32% for the nine months ended September 30, 2006 compared to 5.02% for the same period in 2005. The year-over-year increase is attributed to the strong loan growth, the asset sensitivity of the balance sheet and a general rise in interest rates. The net interest margin decreased to 5.23% for the third quarter of 2006 compared to 5.44% for the third quarter of 2005. On a linked-quarter basis, the net interest margin decreased slightly from 5.35% to 5.23%. The decrease in the quarter-over-quarter and linked-quarter ratios are primarily attributed to the continued competitive deposit pricing pressures along with increased use of wholesale funds and the associated costs of the same.

As a result of conducting our quarterly allowance for loan losses analysis, which considers asset quality, loan growth, changes in loan mix and other qualitative factors, it was determined that a $1.5 million addition to the provision for loan losses in the third quarter was appropriate based on the loan growth and additional loan charge-offs incurred for the third quarter of 2006. For the nine months of 2006, the total provision was $3.1 million compared to $816 thousand for the nine months of 2005. We reported net loan charge-offs of $588 thousand for the three months ended September 30, 2006 compared to net loan charge-offs of $48 thousand for the same period in 2005 and net loan charge-offs of $582 thousand for the nine months of 2006 compared to net loan charge-offs of $108 thousand for the nine months of 2005. Loan charge-offs year-to-date have all been non-real estate related loans.

Non-interest income was $618 thousand for the third quarter of 2006, a decrease of 8.7% over $677 thousand in the third quarter of 2005. The decrease was primarily attributed to the gain on sale of loans received in the third quarter of 2005 of $71 thousand. Non-interest income increased 15.5% to $1.7 million for the nine months of 2006 compared to $1.5 million for the nine months of 2005. The increase was primarily due to an increase in overdraft, wire and ATM fees attributed to the increased branch network, partially offset by a decrease in income from bank owned life insurance in the nine months of 2006.

Non-interest expense for the third quarter of 2006 increased by 17.7% to $6.4 million from $5.4 million for the third quarter ending September 30, 2005 and 38.5% to $18.7 million for the nine months of 2006 compared to $13.5 million for the nine months of 2005. The increase was primarily attributable to expenses associated with salaries and employee benefits which increased 14.6% year-over-year due to the addition of new employees from the acquisition of Bank of Commerce, the opening of the Russell office and the investment in key personnel. Including 15 new Cactus Commerce Bank employees, we had 188 full-time equivalent employees on September 30, 2006, compared to 153 on September 30, 2005. Occupancy, equipment and depreciation expenses associated with operating the expanded branch network also impacted our non-interest expense, which increased 78.0% to $2.5 million in the nine months of 2006 from $1.4 million in the nine months of 2005. Amortization of the core deposit intangible related to our acquisition of Bank of Commerce was $571 thousand for the nine months ending September 30, 2006 versus $63 thousand for the nine months ending September 30, 2005.

Our balance sheet was slightly impacted by the acquisition of Cactus Commerce Bank, a Glendale, Arizona-based bank, which, on September 29, 2006, had $52.0 million in total assets, $31.7 million in loans and $37.2 million in deposits. As a result of this acquisition, we added our first full-service bank outside of Nevada and, as of the acquisition date, Cactus Commerce Bank became a wholly-owned subsidiary of the Company.

Gross loans increased to $912.8 million as of September 30, 2006, from $638.8 million as of September 30, 2005, primarily in construction and land development loans. Our strategy to recruit lenders has resulted in a significant amount of lending opportunities, as represented by our third quarter results. Organic loan growth year-over-year was $242.4 million.

Total deposits increased $170.4 million, or 25.1% year-over-year to $849.5 million as of September 30, 2006. The increase to interest-bearing demand and time deposits of $68.0 million and $93.5 million, respectively, were the primary areas of growth over the prior year, including the addition of $73.4 million in brokered certificates of deposit to support loan growth. Excluding the Cactus Commerce Bank acquisition and brokered deposits, organic deposit growth was $44.6 million since September 30, 2005. Total deposits increased 17.2% from $725.1 million as of December 31, 2005, or 22.9% on an annualized basis.

RECENT DEVELOPMENTS

As of close of business on September 29, 2006, we completed the acquisition of the Glendale, Arizona-based Cactus Commerce Bank for $13.4 million in cash. Total assets, gross loans and deposits acquired were $52.0 million, $31.7 million and $37.2 million, respectively. As a result of this acquisition, we added our first full-service bank outside of Nevada. No income from Cactus Commerce Bank’s operations was recognized by Community Bancorp in the third quarter of 2006 since the acquisition closed on the last business day of the quarter. The consolidated balance sheets of Community Bancorp as of September 30, 2006 contained in this filing include the total assets and liabilities of Cactus Commerce Bank.

As of close of business on October 13, 2006, we completed our merger with Valley Bancorp, and thereby acquired Valley Bank, with $406.9 million in total assets as of September 30, 2006, which added five full-service branches in Las Vegas, Henderson and Pahrump, Nevada. The accounts of Valley Bancorp and Valley Bank are not included in the consolidated financial statements of Community Bancorp for the three and nine months ended September 30, 2006 since the acquisition closed subsequent to September 30, 2006.

See Note 2 to the Financial Statements included in Part I, Item I of this report for further information on these acquisitions.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA

	3rd Quarter 2006	3rd Quarter 2005	% CHANGE 3Q:06 vs. 3Q:05	Nine Months 2006	Nine Months 2005	% CHANGE Nine Months 2006 vs. Nine Months 2005
	(unaudited) (in thousands, except share and percentage data)
Share Data:
Earnings per share—basic	$0.41	$0.38	7.9%	$1.39	$1.04	33.7%
Earnings per share—diluted	0.41	0.38	7.9%	1.37	1.02	34.3%
Book value per share				15.98	14.14	13.0%

Shares outstanding at period end				7,396,109	7,363,362	0.4%
Weighted average shares outstanding—basic	7,392,407	6,986,350	5.8%	7,386,835	6,830,294	8.1%
Weighted average shares outstanding—diluted	7,500,794	7,120,761	5.3%	7,488,329	6,954,770	7.7%

Selected Other Balance Sheet Data:
Average assets	$1,017,997	$724,086	40.6%	$969,822	$649,378	49.4%
Average earning assets	944,105	678,582	39.1%	902,710	613,441	47.2%
Average stockholders’ equity	117,262	88,880	31.9%	113,079	82,896	36.4%
Gross loans				912,805	638,785	42.9%

Selected Financial Ratios:
Return on average assets	1.20%	1.48%	-18.9%	1.41%	1.45%	-2.8%
Return on average stockholders’ equity	10.43%	12.09%	-13.7%	12.08%	11.39%	6.1%
Net interest margin (1)	5.23%	5.44%	-3.9%	5.32%	5.02%	6.0%
Efficiency ratio (2)	49.25%	54.69%	-10.0%	49.53%	54.80%	-9.6%

Capital Ratios:
Average stockholders’ equity to average assets	11.52%	12.27%	-6.1%	11.66%	12.76%	-8.6%
Leverage ratio				12.76%	15.44%	-17.4%
Tier 1 risk-based capital ratio				12.22%	14.55%	-16.0%
Total risk-based capital ratio				17.71%	16.70%	6.0%

Selected Asset Quality Ratios:
Non-performing loans (3)				$1,165	$1,189	-2.0%
Non-performing assets (4)				1,165	1,189	-2.0%
Non-performing loans to total loans				0.13%	0.19%	-31.6%
Non-performing assets to total assets				0.10%	0.14%	-28.6%
Allowance for loan losses to total loans				1.22%	1.22%	0.0%
Allowance for loan losses to non-performing loans				957.1%	653.8%	46.4%
Allowance for loan losses to non-performing assets				957.1%	653.8%	46.4%
Net charge-offs (recoveries) to average loans (5)	0.28%	0.03%	833.3%	0.10%	0.03%	233.3%

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents non-interest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and non-interest income.

(3)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.

(4)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.

(5)	Annualized.

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPERATING PERFORMANCE

As a publicly-traded community bank holding company, we focus on several key factors including:

•	Return to our shareholders

•	Return on average assets

•	Asset quality

•	Asset growth

•	Operating efficiency

Return to our shareholders. The return to our shareholders is measured in the form of return on average stockholders’ equity, or ROE. For the third quarter of 2006, our ROE decreased to 10.43% compared to 12.09% for the third quarter of 2005, which was attributed to a 31.9% increase in average equity to $117.3 million for the third quarter of 2006 compared to $88.9 million for the third quarter of 2005. The increase in average stockholders’ equity is primarily due to stock issued in the Bank of Commerce acquisition of $19.8 million, as well as net income. Although ROE decreased, net income increased 13.8% to $3.1 million for the third quarter of 2006 from $2.7 million for the third quarter of 2005. For the nine months of 2006, our ROE increased to 12.08% compared to 11.39% for the nine months of 2005 primarily due to the 44.5% increase in net income.

Basic and diluted earnings per share (“EPS”) for the quarter ended September 30, 2006 were $0.41, up from $0.38 for the quarter ended September 30, 2005. Basic and diluted EPS for the nine months ended September 30, 2006 were $1.39 and $1.37, respectively, compared to $1.04 and $1.02 for the nine months ended September 30, 2005, respectively. Book value per share was $15.98 at September 30, 2006, compared to $14.14 at September 30, 2005 and $14.47 at December 31, 2005.

Return on average assets. Our return on average assets, or ROA, is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the third quarter of 2006 was 1.20% compared to 1.48% for the third quarter of 2005 and 1.41% for the nine months of 2006 compared to 1.45% for the nine months of 2005. The reduction in ROA for the third quarter of 2006 was primarily attributed to a 40.6% increase in average assets to $1.0 billion from $724.1 million in the third quarter of 2005, of which $281.2 million was due to growth in average loans. The reduction in ROA for the nine months of 2006 was primarily attributed to a 49.3% increase in average assets to $969.8 million from $649.4 million in the third quarter of 2005, of which $310.7 million was due to growth in average loans.

Asset quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of non-performing loans and non-performing assets as a percentage of total loans and total assets as well as net charge-offs as a percentage of average loans, which are key elements in estimating the future earnings of a company. Non-performing loans totaled $1.2 million as of September 30, 2006 and as of September 30, 2005, and $915 thousand as of December 31, 2005. Non-performing loans as a percentage of total loans decreased to 0.13% as of September 30, 2006, compared to 0.19% at September 30, 2005 and 0.14% at December 31, 2005. Non-performing assets as a percent of total assets were 0.10% as of September 30, 2006, compared to 0.14% at September 30, 2005 and 0.10% at December 31, 2005. Annualized net loan charge-offs to average loans were 0.10% for the nine months ended September 30, 2006 compared to 0.03% for the nine months ended September 30, 2005 and 0.01% for the twelve months ended December 31, 2005. Loan charge-offs of $582 thousand year-to-date have all been non-real estate related credits, including one commercial loan acquired from Bank of Commerce in August 2005. Notwithstanding this loan, credit quality remained very strong.

Impaired loans increased to $4.0 million as of September 30, 2006, compared to $1.6 million as of September 30, 2005 and $2.1 million as of December 3,1 2005. Of the impaired loans at September 30, 2006, $3.3 million were acquired from Bank of Commerce. For a discussion of impaired loans, see “Asset Quality—Impaired Assets.”

Asset growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased to $1.1 billion as of September 30, 2006 from $892.7 million as of December 31, 2005 and $842.6 million as of September 30, 2005. Gross loans increased to $912.8 million as of September 30, 2006 compared to $663.4 million as of December 31, 2005 and $638.8 million as of September 30, 2005. Total deposits increased to $849.5 million as of September 30, 2006 compared to $725.1 as of December 31, 2005 and $679.1 million as of September 30, 2005. Our acquisition of Cactus Commerce Bank on September 29, 2006 contributed $42.1 million in tangible assets and since September 30, 2005, we produced organic tangible asset growth of $226.6 million.

Operating efficiency. Operating efficiency is the measure of how efficiently overhead expenses are managed in relation to the level of net revenue (net interest income plus other operating income) and indicates the percentage of net revenue that is used to cover expenses. Our efficiency ratio decreased (improved) to 49.25% for the third quarter of 2006 compared to 54.69% for the third quarter of 2005 and decreased (improved) to 49.53% for the nine months of 2006 compared to 54.80% for the nine months of 2005. Net interest income before provision increased 33.6% to $12.3 million for the third quarter of 2006 compared to $9.2 million for the third quarter of 2005 and 55.7% to $36.0 million for the nine months of 2006 compared to $23.1 million for the nine months of 2005.

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

Allowance for Loan Losses. The allowance for loan losses represents our best estimate of the probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loan charge-offs, net of recoveries.

We evaluate our allowance for loan losses on a quarterly basis. We believe that the allowance for loan losses, or ALLL, is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. For a discussion of the allowance and our methodology, see “Asset Quality – Provision/Allowance for Loan Losses.”

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

We incorporate statistics provided by the Federal Deposit Insurance Corporation (“FDIC”) regarding loss percentages experienced by banks in the western United States, as well as an internal five-year loss history, to establish potential risk based on the type of collateral securing each loan. As an additional comparison, we examine local banks within our peer group to determine the nature and scope of their losses to date. These examinations provide an understanding of the geographic and size trends in the local banking community. Finally, we closely examine each credit graded “Special Mention” and below to individually assess the appropriate loan loss reserve for a particular credit.

We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

Although we believe the level of the allowance as of September 30, 2006 was adequate to absorb probable losses in the loan portfolio, a decline in local, economic or other factors could result in increasing losses that cannot be reasonably predicted at this time. Based on our strong credit quality, the allowance for loan losses to total loans will be re-evaluated at year-end.

Available for Sale Securities. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this to be a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or, if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. We utilize the services of a reputable third party vendor to assist with the determination of estimated fair values.

Adjustments to the fair value of available-for-sale securities impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

Goodwill and Other Intangibles. Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized, although it is reviewed for potential impairment on an annual basis on October 1 or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

On August 26, 2005, we acquired 100% of the common stock of Bank of Commerce (“Commerce”) in a 50% cash and 50% stock transaction valued at approximately $40.0 million. The initial purchase price allocation resulted in goodwill of $19.7 million. During the nine months of 2006, we have revised our estimate of fair value of some of the acquired tangible assets based on transactions that occurred during the period. The adjustment relates primarily to the receipt of federal income tax refunds related to Commerce and the estimate of fair value of impaired loans acquired from Commerce. Specifically, the estimate of acquisition date fair value of certain acquired impaired loans has been adjusted since those loans were paid off during the nine months ended September 30, 2006. As a result of this reallocation, the recorded value of goodwill was adjusted downward to $18.9 million.

On September 30, 2006, we completed the acquisition of Glendale, Arizona-based Cactus Commerce Bank. The initial purchase price allocation resulted in goodwill of $9.3 million.

See Notes 2 and 12 to the Financial Statements included in Part I, Item I of this report for further information on the goodwill recorded for Cactus Commerce Bank.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered “not recoverable” if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At September 30, 2006, the core deposit intangible associated with our Bank of Commerce acquisition is being amortized using an estimated life of 7 years, of which 5.92 years remain. We have not recorded any expense associated with the Cactus Commerce Bank estimated core deposit intangible of $607 thousand, for which we will determine the final value and amortization period with the assistance of independent valuation consultants in the fourth quarter of 2006. As of September 30, 2006, the amortization period of the Cactus core deposit intangibles was estimated to be 8 years.

Segment Reporting. Our business is concentrated in southern Nevada and is subject to the general economic conditions of this area. For the periods ended September 30, 2006, we operated in only one segment. As a result of the acquisition of Cactus Commerce Bank which closed the last day of the quarter, management will be evaluating our reportable segments for disclosure in the 2006 10-K.

RESULTS OF OPERATIONS

Net Income. Net Income for the third quarter of 2006 was up 13.8% to $3.1 million compared to $2.7 million for the third quarter of 2005 and increased 44.5% to $10.2 million for the nine months of 2006 compared to $7.1 million for the nine months of 2005. Net income decreased 18.8% on a linked-quarter basis from $3.8 million for the second quarter of 2006, mainly due to the provision for loan losses and taxes associated with our loan production offices.

Basic and diluted earnings per share were $0.41 for the third quarter of 2006, which increased from $0.38 for the third quarter of 2005 and decreased on a linked-quarter basis from $0.51 and $0.50, respectively. Basic and diluted earnings per share were $1.39 and $1.37 for the nine months of 2006, which increased from $1.04 and $1.02 for the nine months of 2005.

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

	CONSOLIDATED AVERAGE BALANCES
	For the three months ended September 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost (7)	Average Balance	Interest Income or Expense	Average Yield or Cost (7)
	(unaudited) (in thousands, except percentage data)
Assets
Interest-earning assets:
Loans (1)(2)(3)	$829,970	$19,318	9.31%	$548,771	$11,343	8.27%
Investment securities—taxable	56,911	618	4.34%	65,983	646	3.92%
Investment securities—non-taxable (3)	22,197	209	3.77%	22,002	207	3.76%
Federal funds sold	28,663	370	5.16%	38,084	330	3.47%
Other investments (4)	6,364	212	13.32%	3,742	35	3.74%

Total interest-earning assets	944,105	20,727	8.78%	678,582	12,561	7.40%
Non-earning assets:
Cash and due from banks	18,606			20,307
Unearned loan fees	(3,357)			(2,859)
Allowance for loan losses	(9,846)			(6,897)
Goodwill & intangible	23,599			7,575
Other assets	44,890			27,378

Total assets	$1,017,997			$724,086

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits:
Interest-bearing demand	$39,928	$277	2.77%	$25,320	$68	1.07%
Money market	337,284	3,846	4.56%	261,303	1,649	2.52%
Savings	5,677	10	0.70%	6,382	8	0.50%
Time certificates of deposit	232,827	2,665	4.58%	141,565	1,133	3.20%

Total interest-bearing deposits	615,716	6,798	4.42%	434,570	2,858	2.63%
Short term borrowings	28,119	345	4.91%	21,152	176	3.33%
Long term borrowings	40,011	501	5.01%	1,369	12	3.51%
Junior subordinated debt	41,686	744	7.14%	17,237	280	6.50%

Total interest-bearing liabilities	725,532	8,388	4.62%	474,328	3,326	2.80%
Non-interest-bearing liabilities:
Demand deposits	167,491			156,727
Other liabilities	7,712			4,151

Total liabilities	900,735			635,206
Stockholders’ equity	117,262			88,880

Total liabilities and stockholders’ equity	$1,017,997			$724,086

Net interest income		$12,339			$9,235

Net interest spread (5)			4.16%			4.60%
Net interest margin (6)			5.23%			5.44%

(1)	Includes average non-accrual loans of $1.2 million in third quarter 2006 and $838 thousand in third quarter 2005.

(2)	Net loan fees of $1.2 million and $1.4 million are included in the yield computations for the third quarter of 2006 and 2005, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis

(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock and interest-bearing due from banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

(7)	Annualized.

	CONSOLIDATED AVERAGE BALANCES
	For the nine months ended September 30,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost (7)	Average Balance	Interest Income or Expense	Average Yield or Cost (7)
	(unaudited) (in thousands, except percentage data)
Assets
Interest-earning assets:
Loans (1)(2)(3)	$772,846	$52,278	9.02%	$462,164	$27,067	7.81%
Investment securities—taxable	63,546	2,048	4.30%	65,552	1,889	3.84%
Investment securities—non-taxable (3)	22,369	629	3.75%	22,288	627	3.75%
Federal funds sold	37,992	1,370	4.81%	60,304	1,273	2.81%
Other investments (4)	5,957	361	8.08%	3,133	87	3.70%

Total interest-earning assets	902,710	56,686	8.37%	613,441	30,943	6.73%
Non-earning assets:
Cash and due from banks	19,452			17,216
Unearned loan fees	(3,686)			(2,432)
Allowance for loan losses	(9,202)			(6,348)
Goodwill & intangible	23,815			2,553
Other assets	36,733			24,948

Total assets	$969,822			$649,378

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Deposits:
Interest-bearing demand	$43,520	$766	2.35%	$22,934	$161	0.94%
Money market	312,741	8,966	3.82%	239,899	4,018	2.23%
Savings	6,291	34	0.72%	5,908	22	0.50%
Time certificates of deposit	217,904	6,946	4.25%	127,620	2,650	2.77%

Total interest-bearing deposits	580,456	16,712	3.84%	396,361	6,851	2.30%
Short term borrowings	22,525	726	4.30%	7,349	185	3.36%
Long term borrowings	33,593	1,243	4.93%	462	12	3.46%
Junior subordinated debt	37,971	1,992	6.99%	16,061	760	6.31%

Total interest-bearing liabilities	674,545	20,673	4.09%	420,233	7,808	2.48%
Non-interest-bearing liabilities:
Demand deposits	175,474			142,061
Other liabilities	6,724			4,188

Total liabilities	856,743			566,482
Stockholders’ equity	113,079			82,896

Total liabilities and stockholders’ equity	$969,822			$649,378

Net interest income		$36,013			$23,135

Net interest spread (5)			4.28%			4.25%
Net interest margin (6)			5.32%			5.02%

(1)	Includes average non-accrual loans of $1.0 million in the nine months of 2006 and $799 thousand in the nine months of 2005.

(2)	Net loan fees of $3.7 million and $3.2 million are included in the yield computations for the nine months of 2006 and 2005, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis

(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock and interest-bearing due from banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

(7)	Annualized.

Net interest income increased 33.6%, for the quarter ended September 30, 2006 and 55.7% for the nine months ended September 30, 2006 compared to the same periods in 2005 as interest earned on higher loan volumes along with increased yields outweighed the higher cost of funds. The yield on earning assets increased to 8.78% for the current quarter, as compared to 7.40% a year ago and to 8.37% for the nine month period of 2006 compared to 6.73% for the same period of 2005. Also impacting net interest income for the third quarter of 2006 was the issuance of approximately $50 million in trust preferred securities late in the quarter.

The cost of total interest-bearing liabilities increased to 4.62% for the current quarter, from 2.80% a year ago and 4.09% for the nine month period ending September 30, 2006 compared to 2.48% for the same period of 2005. The net interest margin decreased to 5.23% for the third quarter of 2006 compared to 5.44% for the third quarter of 2005 and increased to 5.32% for the nine months ended September 30, 2006 compared to 5.02% for the same period in 2005. On a linked-quarter basis, the net interest margin decreased slightly from 5.35% to 5.23%. The decline in the quarter-over-quarter and linked-quarter ratios are primarily attributable to the increase cost of funds from competitive deposit pricing pressures, increased debt, a reduction in non-interest bearing accounts and the increased use of wholesale deposits to fund our robust loan demand.

The tables below set forth, for the periods indicated, a summary of the changes in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Third quarter 2006 compared to third quarter 2005 increase (decrease) due to change in:
	Net Change	Rate	Volume	Mix
	(in thousands)
Interest income:
Loans	$7,975	$1,427	$5,814	$734
Investment securities—taxable	(28)	69	(89)	(8)
Investment securities—non-taxable	2	—	2	—
Federal funds sold	40	161	(82)	(39)
Other investments	177	89	25	63

Total interest income	8,166	1,746	5,670	750
Interest expense:
Interest-bearing demand	209	108	39	62
Money market	2,197	1,333	479	385
Savings	2	3	(1)	—
Time	1,532	488	730	314
Short term borrowings	169	84	58	27
Long term borrowings	489	5	339	145
Junior subordinated debt	464	28	397	39

Total interest expense	5,062	2,049	2,041	972

Net interest income	$3,104	$(303)	$3,629	$(222)

	Nine months 2006 compared to nine months 2005 increase (decrease) due to change in:
	Net Change	Rate	Volume	Mix
	(in thousands)
Interest income:
Loans	$25,211	$4,194	$18,198	$2,819
Investment securities—taxable	159	226	(58)	(9)
Investment securities—non-taxable	2	—	2	—
Federal funds sold	97	905	(470)	(338)
Other investments	274	103	78	93

Total interest income	25,743	5,428	17,750	2,565
Interest expense:
Interest-bearing demand	605	243	145	217
Money market	4,948	2,861	1,218	869
Savings	12	10	1	1
Time	4,296	1,417	1,876	1,003
Short term borrowings	541	52	382	107
Long term borrowings	1,231	5	860	366
Junior subordinated debt	1,232	83	1,037	112

Total interest expense	12,865	4,671	5,519	2,675

Net interest income	$12,878	$757	$12,231	$(110)

Non-interest Income. Non-interest income for the third quarter of 2006 was $618 thousand, a decrease of 8.7% over $677 thousand in the third quarter of 2005. The decrease was primarily attributed to the gain on sale of loans received in the third quarter of 2005 with no gains recorded in this quarter. Non-interest income for the nine month period ending September 30, 2006 increased to $1.7 million compared to $1.5 million for the same period of 2005. This increase is due to an increase in overdraft, wire and ATM fees attributed to the increased branch network.

Non-interest Expense. Non-interest expense was $6.4 million for the quarter ending September 30, 2006, an increase of 17.7% over $5.4 million for the quarter ending September 30, 2005, and $18.7 million for the nine months of 2006 compared to $13.5 million for the nine months of 2005. The increase was primarily attributable to expenses associated with salaries and employee benefits which increased 14.6% year-over-year due to the addition of new employees from the acquisition of Bank of Commerce, the opening of the Russell office and the investment in key personnel. Including 15 new Cactus Commerce Bank employees, we had 188 full-time equivalent employees on September 30, 2006, compared to 153 on September 30, 2005. Occupancy, equipment and depreciation expenses associated with operating the expanded branch network also impacted our non-interest expense, which increased 78.0% to $2.5 million in the nine months of 2006 from $1.4 million in the nine months of 2005. Director fees, the majority of which is nonqualified share-based compensation expense associated with SFAS 123R, increased to $737 thousand for the nine month period ended September 30, 2006 compared to $161 thousand for the same period of 2005. In addition, we recognized $571 thousand in expense in the nine months of 2006 due to the amortization of the core deposit intangible associated with our Bank of Commerce merger in August 2005.

As a result of the adoption of SFAS 123R and option grants this year, we recognized compensation expense of approximately $142 thousand, net of tax, for the current quarter or $0.02 per diluted share, and $608 thousand, net of tax, for the nine months of 2006 or $0.08 per diluted share. As of September 30, 2006, there was approximately $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted subsequent to our IPO. That cost is expected to be recognized over a weighted average period of 4.4 years. Estimated future levels of compensation expense recognized related to stock based awards will be impacted by new awards, modifications to awards, cancellation of awards after the adoption of SFAS 123R, or additional options granted in 2006 and subsequent years by the Board of Directors.

Income Tax Expense. Our effective income tax rate was 39.6% and 35.6% for the three months and nine months ended September 30, 2006, respectively. Our effective tax rate is expected to be higher than the federal statutory rate due to the Company’s operations in California and Arizona.

FINANCIAL CONDITION

Loans. Total loans increased $249.4 million, or 37.6%, to $912.8 million as of September 30, 2006 from $663.4 million as of December 31, 2005. Since December 31, 2005, construction and land development loans increased 58.9% to $502.6 million from $316.2 and commercial real estate loans grew 25.8% to $235.5 million from $187.2 million at year-end.

Non-performing loans were at just 0.13% of total loans as of September 30, 2006. Net loan charge-offs for the nine months of 2006 were $582 thousand, or 0.10% (annualized) of average loans, and were all non-real estate related credits, the largest of which included a commercial real estate loan acquired from Bank of Commerce. The allowance for loan losses was 1.22% of outstanding loans as of September 30, 2006.

Investment Securities. The carrying value of our investment securities at September 30, 2006 totaled $83.0 million, compared to $94.3 million at December 31, 2005. The decrease is linked to our strong loan growth. Our portfolio consists primarily of U.S. Government agencies, agency mortgage-backed securities and obligations of states and political subdivisions.

Deposits. Total deposits increased $124.4 million, or 17.2% to $849.5 million as of September 30, 2006, from $725.1 million as of December 31, 2005. The increase in deposits is attributed primarily to an increase in interest bearing demand deposits of $53.9 million and an increase in time deposits of $80.2 million which includes brokered deposits of $55.3 million. Based on the significant loan growth, we anticipate the need to supplement core deposits with other funding sources such as local certificates of deposits, wholesale deposits and borrowed funds. Our formal policy limits the use of brokered deposits to 20% of total deposits. As of September 30, 2006, wholesale deposits were 10.4% of total deposits. Over the nine months ending September 30, 2006, we have experienced increased cost of funds from competitive deposit pricing pressures and a reduction in non-interest bearing accounts of $21.7 million, or 11.0%.

Short Term Borrowings. Borrowings of $18.5 million as of September 30, 2006 consisted of two Federal Home Loan Bank (“FHLB”) advances. The larger of the two has a balance of $15.0 million and matures on August 31, 2007, bearing an interest rate of 5.32%. The second advance, $3.5 million, expires on January 10, 2007, bearing an interest rate of 3.49%.

Long Term Borrowings. Borrowings of $41.0 million as of September 30, 2006 consist of three FHLB advances to support our strong loan growth. In the nine months of 2006, we executed two long-term FHLB advances, each for $20.0 million. The notes mature on February 9, 2009 and February 21, 2008, respectively, and bear interest of 4.92%, and 5.00%, respectively. The third advance was acquired from Cactus Commerce Bank, $1.0 million, expires on March 23, 2009, bears interest of 5.01%.

ASSET QUALITY

Non-performing Assets. Non-performing assets include loans past due 90 days or more that are still accruing interest, nonaccrual loans, loans renegotiated in troubled debt restructurings and other real estate owned (“OREO”).

The following table sets forth information regarding non-performing assets as of the dates indicated:

	September 30, 2006	December 31, 2005
	(in thousands)
Nonaccrual loans, not restructured	$1,118	$912
Accruing loans past due 90 days or more	47	3
Restructured loans	—	—

Total non-performing loans (NPLs)	1,165	915
OREO	—	—

Total non-performing assets (NPAs)	$1,165	$915

Selected ratios:
NPLs to total loans	0.13%	0.14%
NPAs to total loans and OREO	0.13%	0.14%
NPAs to total assets	0.10%	0.10%

Non-performing assets increased $250 thousand, or 27.3%, to $1.2 million as of September 30, 2006, compared to $915 thousand as of December 31, 2005. The increase was attributable to the addition of two former Bank of Commerce loans placed on non-accrual during May and June. The largest of these, for $751 thousand, is well-secured by a first deed of trust and has subsequently been paid in full.

Impaired Assets. A loan is impaired when it is probable, based on current information and events, that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impairment is measured on an individual basis for commercial and construction loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Impaired loans as of September 30, 2006 totaled a net $4.0 million. Adjustments for liquidation of collateral and associated expenses and payment of SBA guarantees reduced the net impaired total to approximately $180,000. A detailed review of impaired loans, coupled with recent events, augurs improvement in this arena. An impaired real estate loan totaling $751,000 was paid in full subsequent to the quarter-end and a second real estate loan in the amount of $311,000 is expected to pay in full in November by a junior lender. A commercial loan in the amount of $461,000 will be upgraded as the result of performance over the last 12 month period combined with ongoing assessment of the bank’s collateral. As such, we believe overall asset quality remains strong.

Impaired loans were approximately $1.6 million as of September 30, 2005 and $2.1 million as of December 31, 2005, respectively.

Total impaired loans as of September 30, 2006 included fourteen loans, with a total collateral value of $8.6 million.

Provision/Allowance for Loan Losses. We perform a quarterly assessment of the risks inherent in our loan portfolio, as well as a detailed review of each significant asset with identified weaknesses. Based on the most recent analysis of the allowance for loan losses, robust loan growth and the net loan charge-offs for the quarter, a provision of $3.1 million was recorded for the nine months ended September 30, 2006, of which $1.5 million was recorded for the quarter ending September 30, 2006, compared to a provision for loan losses of $725 thousand and $816 thousand for the three months and nine months ended September 30, 2005, respectively. Our provision for loans losses consisted of $929 thousand reserved for our strong organic loan growth and $588 thousand to replenish net charge-offs for the quarter ending September 30, 2006.

The allowance for loan losses was $11.2 million, or 1.22% of total loans, at September 30, 2006 as compared to $7.8 million, or 1.22% of total loans, at September 30, 2005 and $8.1 million, or 1.22% of total loans, at December 31, 2005. The following table sets forth information regarding the Company’s allowance for loan losses as of September 30, 2006 and 2005.

	At or for the three months ended September 30,		At or for the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except percentage data)
Allowance for loan losses:
Beginning balance	$9,730	$6,068	$8,117	$6,133
Loans charged off during period:
Commercial	603	—	628	180
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer and other	4	19	5	37

Total	607	19	633	217
Recoveries:
Commercial	7	67	39	109
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer and other	12	—	12	—

Total	19	67	51	109

Net loans and leases charged-off (recovered)	588	(48)	582	108

Provision for loan losses	1,517	725	3,124	816

Allowance resulting from acquisition	491	933	491	933

Ending balance	$11,150	$7,774	$11,150	$7,774

Gross loans	$912,805	$638,785	$912,805	$638,785
Average loans	829,970	548,771	772,846	462,164
Non-performing loans	1,165	1,189	1,165	1,189
Selected ratios (annualized):
Net charge-offs (recoveries) to average loans	0.28%	(0.03)%	0.10%	0.03%
Provision for loan losses to average loans	0.73%	0.53%	0.54%	0.24%
Allowance for loan losses to loans outstanding at end of period	1.22%	1.22%	1.22%	1.22%
Allowance for loan losses to non-performing loans	957.1%	653.8%	957.1%	653.8%

CAPITAL RESOURCES

Stockholders’ equity increased by 13.5% to $118.2 million at September 30, 2006, compared to $104.1 million at September 30, 2005 and up by 10.7% from $106.7 million at December 31, 2005. The year-over-year increase is primarily due to the issuance of stock for the Bank of Commerce acquisition in August 2005 and the increase in net income. Book value per share was $15.98 at September 30, 2006, compared to $14.14 at September 30, 2005 and $14.47 at December 31, 2005.

As of September 30, 2006, the Company and the Bank exceeded all applicable regulatory capital requirements.

LIQUIDITY MANAGEMENT

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $28.5 million. In addition, securities are pledged to the FHLB totaling $23.0 million as of September 30, 2006 and $5.3 million securities pledged to FRB Discount window. As of September 30, 2006 we had $47.4 million in securities available to be sold or pledged to the FHLB and/or FRB Discount Window.

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

We follow a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At September 30, 2006, we had $145.6 million in liquid assets comprised of $64.0 million in cash and cash equivalents (including federal funds sold of $39.6 million) and $81.6 million in available for sale securities.

Our liquidity is comprised of three primary classifications: cash flows provided by operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the nine months ended September 30, 2006, net cash provided by operating activities was $13.5 million, compared to net cash provided by operating activities of $6.3 million for the same period in 2005.

Our primary investing activities are the origination of real estate, commercial and industrial loans, as well as the purchase and sale of securities. The main contribution of the net cash in investing activities has been influenced by our loan activity. The net increase in loans for the nine months ended September 30, 2006 and 2005 was $218.1 million and $130.3 million, respectively.

Net cash used in all investing activities for the nine months ended September 30, 2006 and 2005 was $212.9 million and $131.6 million, respectively. At September 30, 2006 we had outstanding loan commitments, including credit cards, of $274.6 million and outstanding letters of credit of $5.9 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was $176.5 million and $114.6 million, respectively. These amounts consisted primarily of a net increase in deposits for each respective period, net increases in long term borrowings of $36.5 million in the nine months of 2006 and proceeds from the issuance of junior subordinated debt in September 2006 and September 2005.

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

At September 30, 2006, our market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of September 30, 2006:

Market Value of Portfolio Equity

Interest Rate Scenario	Economic Value	Percentage Change from Base	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
	(in thousands, except percentage and basis data)
Up 300 basis points	106,701	2.05%	9.51%	90.29%
Up 200 basis points	106,368	1.73%	9.48%	90.01%
Up 100 basis points	105,805	1.19%	9.43%	89.53%
BASE	104,557		9.32%	88.48%
Down 100 basis points	102,445	(2.02)%	9.13%	86.69%
Down 200 basis points	99,375	(4.96)%	8.86%	84.09%
Down 300 basis points	95,571	(8.59)%	8.52%	80.87%

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

Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2006, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on a ramped basis, by 100, 200 and 300 basis points. At September 30, 2006, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Sensitivity of Net Interest Income

Interest Rate Scenario	Adjusted Net Interest Income (1)	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
	(in thousands, except percentage and basis data)
Up 300 basis points	$63,616	10.06%	4.72%	43
Up 200 basis points	61,699	6.75%	4.58%	29
Up 100 basis points	59,745	3.37%	4.43%	14
BASE	57,799		4.29%
Down 100 basis points	55,478	(4.02)%	4.12%	(17)
Down 200 basis points	54,591	(5.55)%	4.05%	(24)
Down 300 basis points	51,911	(10.19)%	3.85%	(44)

(1)	Excludes loan fees.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to, competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results.

Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.

The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of September 30, 2006. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates.

This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	September 30, 2006 Amounts Maturing or Re-pricing in
	3 Months or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Sensitive (1)	Total
	(in thousands, except percentage data)
Assets
Federal funds sold	$39,585	$—	$—	$—	$—	$39,585
Investment securities	5,328	12,879	49,445	20,519	—	88,171
Loans	694,059	59,973	124,812	33,961	(14,663)	898,142
Non earning assets	—	—	—	—	95,667	95,667

Total assets	$738,972	$72,852	$174,257	$54,480	$81,004	$1,121,565

Liabilities and Stockholders’ Equity
Non-interest-bearing demand deposits	$—	$—	$—	$—	$174,727	$174,727
Interest-bearing demand, money market and savings	410,265	—	—	13	—	410,278
Time certificates of deposit	78,103	166,625	19,720	73	—	264,521
FHLB Borrowings	20,107	18,827	20,566	—	—	59,500
Junior subordinated debt	40,464	—	—	47,166	—	87,630
Non-earning liabilities	—	—	—	—	6,734	6,734
Shareholders’ equity	—	—	—	—	118,175	118,175

Total liabilities and shareholders’ equity	$548,939	$185,452	$40,286	$47,252	$299,636	$1,121,565

Period gap	$190,033	$(112,600)	$133,971	$7,228
Cumulative interest-earning assets	738,972	811,824	986,081	1,040,561
Cumulative interest-bearing liabilities	548,939	734,391	774,677	821,929
Cumulative gap	190,033	77,433	211,404	218,632
Cumulative interest-earning assets to cumulative interest-bearing liabilities	134.6%	110.5%	127.3%	126.6%
Cumulative gap as a percent of:
Total assets	16.94%	6.90%	18.85%	19.49%
Interest-earning assets	18.26%	7.44%	20.32%	21.01%

(1)	Assets or liabilities and equity which are not interest rate-sensitive.

At September 30, 2006, we had $812.0 million in assets and $734.4 million in liabilities re-pricing within one year. This means that $78 million more of our interest rate sensitive assets than our interest rate sensitive liabilities will change to the then-current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at September 30, 2006 is 100.0%. This analysis indicates that at September 30, 2006, if interest rates were to increase, the gap would result in a slightly higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

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

There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2005 Form 10-K. Risk factors concerning the acquisition of Valley Bancorp and the Cactus Commerce Bank transaction were discussed in the Form S-4 filed by the Company with the SEC. The discussion of those risk factors is incorporated herein by reference.

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

Dated: November 9, 2006

COMMUNITY BANCORP

By:	/S/ CATHY ROBINSON
Cathy Robinson Executive Vice President and Chief Financial Officer

Dated: November 9, 2006