Form 10-K
period 2006-12-31
Community Bancorp
filed 2007-03-16
CIK 1304366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000 – 51044

COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

Nevada	01-0668846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South 4th Street, Suite 215, Las Vegas, NV	89101
(Address of principal executive offices)	(Zip Code)

(702) 878-0700

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the Company was: $193,690,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding as of March 5, 2007
Common Stock, $0.001 par value	10,419,924 shares

The information required in Part III, Items 10-14 is incorporated by reference to the registrant’s proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A.

COMMUNITY BANCORP

FORWARD-LOOKING STATEMENTS

Statements concerning future performance, developments or events, expectations for growth and income forecasts, and any other guidance on future periods constitute forward-looking statements that are subject to a number of risks and uncertainties. Actual results may differ materially from stated expectations. Specific factors include, but are not limited to, loan production, balance sheet management, the economic condition of the Las Vegas, Nevada and Phoenix, Arizona markets, net interest margin, loan quality, the ability to control costs and expenses, interest rate changes and financial policies of the United States government, and general economic conditions. Additional information on these and other factors that could affect financial results are included in “Item 1A. Risk Factors,” herein, and our other Securities and Exchange Commission filings.

When used in this document, the words or phrases such as “will likely result in,” “management expects that,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in this Report, including in “Item 1A. Risk Factors.” Readers should not place undue reliance on the forward-looking statements, which reflect management's view only as of the date hereof. Community Bancorp undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting Community Bancorp under the PSLRA's safe harbor provisions. When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.

PART I

ITEM 1. BUSINESS

Community Bancorp

Community Bancorp is the bank holding company for Community Bank of Nevada, a Nevada State chartered bank in Las Vegas, and Community Bank of Arizona (formerly Cactus Commerce Bank), an Arizona state chartered bank in Glendale, Arizona. Through our subsidiary banks we deliver an array of commercial bank products and services with an emphasis on customer relationships and personalized service. At December 31, 2006, we had total assets of $1.6 billion, gross loans of $1.3 billion, total deposits of $1.2 billion and stockholders’ equity of $218.9 million. Measured by total assets, we are one of the largest publicly-traded Nevada community banks.

Our holding company was formed in 2002. As a result, Community Bank of Nevada became our wholly-owned subsidiary and the shareholders of Community Bank of Nevada became our shareholders. Community Bank of Nevada was organized in July 1995 by local community leaders and experienced bankers with the mission of providing superior community banking services to the greater Las Vegas area. In September 2006, we added a second wholly-owned subsidiary, Community Bank of Arizona (formerly Cactus Commerce Bank), referred to herein as Cactus or Community Bank of Arizona, and thus added our first full-service bank outside of Nevada. Cactus Commerce Bank was established in November 2003, primarily to serve small business and professional customers in a highly responsive manner.

We focus on meeting the banking needs associated with the population and economic growth of the greater Las Vegas and Phoenix market areas. Our customers are generally small- to medium-sized businesses, with less than $50 million in annual revenues, that require highly personalized commercial banking products and services that we deliver, with an emphasis on relationship banking. We believe that our customers prefer locally-managed banking institutions that provide responsive, personalized service and customized products. A substantial portion of our business is with customers who have long standing relationships with our officers or directors or who have been referred to us by existing customers.

Historically, we have focused our lending activities on commercial real estate loans, construction loans and land acquisition and development loans, which comprised 82% of our loan portfolio at December 31, 2006. While this continues to be a large part of our business, we see significant opportunities in growing our commercial and industrial, or C&I, loans, and Small Business Administration, or SBA, loans. On the deposit side, we have focused on attracting low cost core deposits, with particular emphasis on growing our non-interest bearing demand deposits.

Our most recent significant events were the acquisitions of Cactus in September 2006 and Valley Bancorp (“Valley”) in October 2006, which contributed to the strength of our balance sheet for the year. As of December 31, 2006, our total tangible assets increased by $577.8 million, total loans increased by $589.8 million, and total deposits increased by $451.2 million. In addition to loans and deposits, as a result of the acquisition of Valley, we acquired investment securities of $30.6 million, federal funds sold of $14.7 million, and premises and equipment of $9.2 million. Also as part of the acquisitions, we increased goodwill by $97.0 million and recorded gross core deposit intangibles of $4.6 million. We also assumed borrowings of $16.1 million. For a discussion of the acquisition-related activity, please see “Item 8. Financial Statements and Supplementary Data.”

In the fourth quarter of 2004, we successfully completed our initial public offering (“IPO”) and concurrent listing of common stock on the NASDAQ Global Market. In our offering, we raised $39.3 million, net of expenses, and certain selling shareholders received net proceeds of $16.5 million. In October 2006, our shareholders approved an increase in the authorized number of shares of common stock to 30,000,000, of which 10,388,813 were outstanding at December 31, 2006.

As of December 31, 2006, we had fifteen full service branches. In 1995, the first office, now our Rainbow office, commenced operations. In 1997, the Maryland Parkway branch opened in central Las Vegas followed by the opening of the Summerlin branch in 1999. In 2000, the Green Valley branch opened, marking expansion into Henderson, Nevada. In 2002, we opened our City Centre branch in downtown Las Vegas. Our sixth branch at the intersection of Interstate 215 and Russell Road opened in July 2005. The acquisition of Bank of Commerce in August 2005 added an additional three branches: our Sahara, Decatur and Sunset offices. In September 2006, we acquired our first full-service bank outside of Nevada: Community Bank of Arizona located in Glendale, Arizona. We acquired Valley and its subsidiary, Valley Bank, in October 2006, which added an additional five branches in the greater Las Vegas area. Our headquarters is located at 400 South 4th Street, Suite 215, Las Vegas, Nevada 89101 and our telephone number is (702) 878-0700. We maintain a website at www.communitybanknv.com. None of the information on or hyperlinked from our website is incorporated herein.

Strategy

We strive to be a high-performing community bank holding company for the long term benefit of our shareholders, customers and employees. The key elements of our strategy are to:

Growth Strategies

•

Capitalize on organic growth opportunities in the Las Vegas and Phoenix market areas. In the first half of 2007, we will be opening an additional branch in northwest Las Vegas operating as Community Bank of Nevada and a branch in Fountain Hills, Arizona operating as Community Bank of Arizona. Our strategic plan for Las Vegas currently calls for the opening of two additional branches in 2008 and 2009. In addition, we plan to open two additional branches per year through 2008 in the greater Phoenix area.

•

Expand our franchise through acquisition or the establishment of new branches or banks in markets that offer regional continuity, such as the greater Las Vegas and Phoenix market areas. In addition, we have identified similar high-growth markets in California, specifically the Inland Empire in Southern California. In September 2006, we acquired our first full-service bank in the greater Phoenix area. Also through our acquisition of Valley, we acquired five additional branches in Las Vegas, Henderson and Pahrump, Nevada. We continue our search for acquisitions of other community banks or organizations of de novo banks in markets that offer regional continuity.

•

Continue as a public company with common stock that is quoted and traded on a global stock market. In addition to providing access to growth capital, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified bankers through equity-based compensation. We have just completed our second full year as a public company, with a market capitalization range of $299.9 million to $356.4 million.

•

Increase our SBA production from each of our loan production offices in Las Vegas, Phoenix and San Diego. The SBA loans provide us with an option to portfolio or to sell the guaranteed portion of loans in the secondary market. With centralized underwriting in Las Vegas, along with strong personnel marketing the product in each of the locations, both interest income and non-interest income are expected to increase as this division reaches a level of production similar to the commercial real estate areas.

•

Continue to grow our commercial real estate lending by maintaining the professional respect of the community’s most successful developers and leveraging our successful background and depth of network from our experienced lenders in order to expand market share. We have demonstrated a very successful revenue chain while generating interest and fees at each stage of the development life cycle including land acquisition and development, construction and permanent loans. Through our financing activities, including the additional capital provided by our issuance of trust preferred securities in 2004, 2005 and $50.0 million in 2006, we have the ability to originate larger loans to new and existing customers.

•

Expand commercial and industrial, as well as small business relationships which commonly are associated with deposits that are a lower cost funding source. With loan demand remaining high through 2006, a significant emphasis has been placed on the growth of core deposits. Loan growth that may exceed the expansion of core deposits will be supported with in-market certificates of deposit, borrowings and wholesale deposits. With the expansion of these relationships, we will diversify both our customer base and maturities of the loan portfolio, and benefit from the low cost deposits associated with the professional, construction and service industries that are common to commercial borrowers. We have successfully continued to recruit a team of local commercial lenders, along with the successful integration of the Cactus and Valley employees, which has given us a greater network and far greater capacity to attract these relationships.

Operating Strategies

•

Maintain high asset quality by continuing to utilize rigorous loan underwriting standards and credit risk management practices. We seek to leverage the market conditions, our branch network and our human capital to maintain above-peer market levels of growth and profitability.

•

Continue to actively manage interest rate and market risks by closely matching the volume and maturity of our interest sensitive assets to our interest sensitive liabilities in order to mitigate adverse effects of rapid changes in interest rates on either side of our balance sheet.

•

Diversify our revenue source by selling more products to each of our client relationships. We actively account for the number of products that our clients purchase from us and the products that those clients purchase from other financial service providers. Our mission is focused on continually cross-selling, as well as expanding each relationship by number of products, with a focus on increasing non-interest revenue by sale of SBA loans and other loan products. We will strive to utilize our expanded branch presence and increase penetration of the professional and business services industries to increase core deposits.

•

Enhance our risk management functions by proactively managing sound procedures and committing experienced human resources to this effort. We seek to (i) identify risks in all functions of our business, including credit, operations and asset and liability management, (ii) evaluate such risks and their trends and (iii) adopt strategies to manage such risks based upon our evaluations.

Market Area

We currently operate in what we believe to be the most attractive markets in the western United States. Our market areas have high per capita income and are expected to experience some of the fastest population growth in the country.

Nevada

The primary market area served by Community Bank of Nevada is Clark County, Nevada. Clark County is one of the fastest growing areas in the United States. According to the Center for Business and Economic Research based at the University of Nevada, Las Vegas, or the CBER, between 2002 and 2006, Clark County’s population grew by approximately 5% on an annual basis, from 1,549,657 persons to 1,874,837 persons. This growth has been driven by a variety of factors, including growth in the service economy associated with the hospitality and gaming industries, affordable housing, no state income taxation, a growing base of senior and retirement communities, and general recreational opportunities associated with a favorable climate.

The following highlights, more specifically, some of the economic opportunities that have driven the population growth in Clark County. According to CBER, between 2002 and 2006:

•	Gaming revenue in Clark County has risen to total revenue of over $10.5 billion in 2006, as compared to revenue of approximately $7.6 billion in 2002;

•	Visitor volume has increased to approximately 39 million visitors to Las Vegas in 2006 from 35 million in 2002; and

•	Number of hotel rooms in Clark County increased to approximately 133,000 in 2006 from approximately 127,000 in 2002.

Complementing the region’s expanding economic opportunities has been the availability of relatively affordable housing. The attraction and retention of a quality labor force to service the economy depends, in part, on housing availability. According to the CBER, housing permits related to new homes in Clark County have increased over the last five years, to 32,811 in 2006 from 29,427 in 2002. Although home prices have recently increased, median housing prices in Nevada are still below the median price for homes in California, which is the source of three of every five new Nevada residents.

Contributing to the population growth in Clark County has been the recent influx of retirees and young families to the area. Las Vegas has become one of the premier retirement communities. The 2006 Las Vegas Perspective reports 37.4% of the existing adult population are above 54 years of age. Amongst the 66,689 newcomers in 2005, nearly one in five (14.4%) were retired with another 1.6% approaching retirement; making retirement the second largest demographics within employment status. The existing senior population and the significant inflow of retired adults encompass an important demographic sector promising to shape the Las Vegas community for many years to come.

The Clark County School District (“CCSD”) is the fifth largest school district in the United States, and employs 36,305 people, including full-time, part-time, substitute and temporary employees. CCSD had an enrollment of 302,763 students for the 2006-2007 school year. CCSD operates 326 schools (199 elementary schools, 55 middle schools, 41 high schools, and 31 alternative schools/special schools). The district operates one of the nation’s largest school construction and modernization programs. Approximately $4.7 billion will be spent through 2008 to build new schools and improve existing schools. The district opened 10 new schools in the fall of 2006 (six elementary schools, two middle schools and two high schools). Eleven schools are scheduled to open in August 2007.

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

We believe that the economic growth, the population growth and the accompanying need for infrastructure in Clark County presents the following significant opportunities:

•	Deposit Growth Opportunities. According to the FDIC, deposits in Clark County grew from $21 billion to $107 billion between June 2002 and June 2006, a compounded annual growth rate of 51%.

•	Loan Growth Opportunities. Increased residential and commercial development as well as the infrastructure growth in Clark County has offered more and larger lending opportunities for us.

Arizona

The primary market area served by Community Bank of Arizona is the greater Phoenix metropolitan area, in Maricopa County. According to the Economic and Business Research Center based at The Eller College of Management, The University of Arizona, Tucson, between 2001 and 2005, Phoenix population grew by approximately 15% to 3,900,000 persons. It is the fourth most populous county in the nation, and is home to more people than 21 states and the District of Columbia. It is also the fourteenth largest county in the U.S.

Complementing the region’s expanding economic opportunities has been the availability of relatively affordable housing. The attraction and retention of a quality labor force to service the economy depends in part on housing availability.

Phoenix is home to 325 public schools in 30 school districts, along with more than 200 charter and private schools.

We believe that the economic growth in Maricopa County, the population growth and the accompanying need for infrastructure presents the following significant opportunities:

•	Deposit Growth Opportunities. According to the FDIC, deposits in Maricopa County grew from $33 billion to $55 billion between June 2002 and June 2006, a compound annual growth rate of 14%.

•	Loan Growth Opportunities. Increased residential and commercial development as well as the infrastructure growth in Maricopa County has offered more and larger lending opportunities for us.

Business Activities

We provide banking services in our Southern Nevada and Phoenix metropolitan market areas with a focus on small-to medium-sized businesses (generally representing businesses with annual revenues of less than $50 million) and total client relationships. Many of these small- to medium-sized businesses provide goods and services, directly or indirectly, to the development of the infrastructure in and around the greater Las Vegas and Phoenix areas that service the growing population specific to these markets. Our customers include developers, contractors, professionals, distribution and service businesses, local residential home builders and manufacturers. We also provide a broad range of banking services and products to individuals, including personal checking and savings accounts and other consumer banking products, including electronic banking, as well as lending products.

Both lending personnel and the business development staff place primary emphasis on deposit growth and utilize a pricing model program to determine pricing for products. Some of the applications are summarized below:

•

Lending. Senior management establishes a minimum return on equity “hurdle” rate for each particular loan type, which is influenced by credit quality, pricing and the revenue derived from various deposits generated. We pay incentives to our lenders based on maximizing the relationship return on equity. We have found that the lenders have become far more conscientious about pricing credit, as well as their ability to secure low cost deposits. Additionally, our pricing model has placed added emphasis on risk and return. The credit risk rating influences the costs associated with the credit and therefore influences pricing when additional risk is assumed.

•

Deposits. We have a very active business development culture and have developed a specific incentive plan for deposit gathering. The pricing model takes into account the interest expense associated with a deposit relationship and, through transfer pricing, helps determine the profitability of a deposit relationship. Since non-interest bearing deposits do not have interest expense associated with them, creating a higher return on equity, payout incentives are increased for our business development staff.

Management continues to emphasize the utilization of variable rate pricing for the majority of loan commitments. Among the variety of credit products provided, only the permanent commercial real estate loan has competitive pressure to provide a fixed rate loan. We have remained competitive with a rate product that adjusts every 36 to 60 months, primarily tied to an index of prime.

We originate a variety of loans, including commercial real estate and construction loans, secured and unsecured C&I loans, residential real estate loans, SBA loans, and, to a lesser extent, consumer loans. In addition to direct loan origination, we also utilize our relationships within the banking industry to participate in loans that fit our criteria. The amount of our purchased (bought) participation loans at December 31, 2006 constituted approximately 5.9% of our total loan portfolio.

Once we have booked an interest in a purchased participation loan, we strive to apply the same monitoring and credit quality assessment as we do for loans that we originate. These monitoring and assessment procedures include review of information supplied by borrowers pursuant to loan agreements as well as both internal and external loan review of the credit. Proven cash flow and an independent secondary source of repayment remain as the critical measurements of credit risk. To date, we have not suffered any loss on a loan purchased from another originator. However, we expect that our own originations will continue to be the primary source of our loan growth.

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

Commercial Real Estate Loans. We have a strong focus in the origination of CRE loans. Our CRE loans fall into three sub-categories—undeveloped land loans; construction and land development loans; and term loans on completed projects. Commercial construction and land acquisition and development lending currently constitutes approximately 39% of total commercial real estate loans at December 31, 2006. Undeveloped land loans and term loans on completed commercial projects constituted approximately 17% and 44%, respectively, of total CRE loans at December 31, 2006.

To manage our concentration of loans in CRE and the inherently higher risk of construction lending (see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Allowance for Loan Losses”), we seek diversification through maintaining a broad base of borrowers and by adjusting our exposure to property types based on overall strength in a particular sector, which includes a variety of factors, such as vacancy trends. During the past several years, the retail segment of the market has been robust, with markedly low vacancies. Other segments of the CRE market, while not as dynamic as retail, have nonetheless experienced sound fundamentals. Currently, the majority of our portfolio is in the retail and office sectors. As of December 31, 2006, our CRE loan portfolio, including construction loans, was comprised of the following property types:

Loan Type	$ Outstanding	% of Loan Portfolio
	(In millions)
Retail	$306	24%
Office	257	20%
Industrial	148	12%
Hotel/Casino	39	3%
Restaurant/Bar	44	4%
Other	15	2%

Total	$809	65%

We have historically maintained very strong credit quality. We generally underwrite loans with a minimum equity position of 25% (or a maximum loan-to-value of 75%) and a minimum debt coverage ratio of 1.25:1. We also seek to lend to developers who have already entered into leases for the subject property; however, we are willing to provide loans for speculative development, but only if the borrower has the ability to service the debt independent of the anticipated success of the subject property and can demonstrate such ability to our satisfaction.

We have also increased our focus on owner-occupied real estate. Consistent with our strategic plan to reduce our cost of funds, we have found this often includes many core business opportunities with professionals such as attorneys, engineers, architects, doctors, and dentists. These types of businesses also provide reliable depository relationships.

We have been active in both the construction lending and permanent financing of our CRE portfolio. Construction and land loans are short term in nature and generally do not exceed 18 months. Permanent commitments are primarily restricted to no greater than 10-year maturities with rate adjustment periods every 36 months when fixed commitments exist.

Commercial and Industrial Loans. We offer a variety of commercial loan products including lines of credit for working capital, term loans for capital expenditures, and commercial stand-by letters of credit. As of December 31, 2006, we had $177.6 million of C&I loans outstanding and C&I commitments of $98.5 million. Lines of credit typically have a 12-month commitment and will be secured by the asset that is being financed. In cases of larger commitments, a borrowing base certificate may be required to determine eligible collateral and advance parameters. Term loans seldom exceed 60 months, but in no case, exceed the depreciable life of the tangible asset being financed.

We are a “Preferred Lender” with the U.S. Small Business Administration (“SBA”). Our strategic plan calls for a much greater production of SBA loans. We offer SBA Express, SBA 7a and SBA 504 programs. Under the SBA Express program, we can make loans or lines of credit up to $350,000 with a guarantee of up to 50% by the SBA. Under the 7a program, loans up to $150,000 are guaranteed up to 85% by the SBA. Under current SBA guidelines, 7a loans in excess of $150,000, but not in excess of $2,000,000, are guaranteed up to 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA documentation guidelines. Subject to balance sheet needs and premium yields, we anticipate strong growth in this product and a continued philosophy to increase non-interest income by selling these assets. We will continue to service the loans for a fee.

In 2002, we introduced our Express Loan program. Currently, commercial credits less than $500,000 and consumer loan requests are underwritten by this department. We utilize credit scoring software to assist us with the credit decision process and are presently testing a consumer scoring program, which may result in greater efficiency. Borrowers realize a faster turnaround time on loan decisions and have been willing to pay a premium for this service.

Residential Real Estate Loans. The majority of new home construction in the greater Las Vegas area is conducted by large national/regional homebuilders that have direct access to capital markets. We have selectively participated with some of the small local home builders that continue to have success with in-fill parcels, which have generally demonstrated high demand. As of December 31, 2006, our residential real estate loan portfolio was comprised of $259.3 million in loans, including both acquisition and development loans and new home construction totaling $141.7 million and undeveloped land loans of $82.5 million, with commitments that extend up to 18 months. We do not participate in permanent mortgage financing in this segment, rather we have elected to broker these loans for a fee.

Consumer Lending. We have used consumer credit as a complementary product to our primary product line. Our approach to consumer credit is as a “value added” product for our business customers. We offer competitively priced products with an emphasis in marketing towards the business owner and the work force of that client. Our products include home equity credit lines, automobile loans, personal lines of credit and home improvement loans.

Lending and Credit Policies

The Board of Directors of Community Bancorp establishes our lending policies. The three key principles of our lending policies are:

(1)	Debt service coverage,

(2)	Risk rating system and pricing for risk, and

(3)	Managed concentration levels.

Debt Service Coverage. Our risk management philosophy is to extend credit only when an applicant has proven cash flow to service the proposed debt. Additionally, it is generally necessary for the applicant to demonstrate an independent secondary source of repayment.

Risk Rating System and Pricing for Risk. We have a risk rating system of eight categories, or grades, which clearly defines the fundamentals for each risk rating. At the time of origination, the underwriter assigns a risk rating and then it is reviewed periodically by our credit administration department. We use this system to manage levels of risk, pricing and a forward-thinking strategy for future extensions of certain loan categories. We introduced a relationship pricing model in 2003, which integrates our risk rating system and promotes the origination of highly profitable loans.

Managed Concentration Levels. We have established minimum levels of return on equity that varies by product type and concentration levels. We actively manage our pricing model, so that we have control over our concentrations in certain types of credits, so that if we near a policy guideline, we can adjust the hurdle rates based on our perceived concentration risk.

If a credit falls outside of the guidelines set forth in our lending policies, the loan is reviewed by a higher level of credit approval authority, which has three levels, as listed below from lowest to highest level. Based on the historically strong emphasis on business development, our policies are written to intentionally keep approval authorities low to ensure a high degree of secondary review for a credit consideration. Management believes that the current authority levels provide satisfactory management and a reasonable percentage of secondary review. Any conditions placed on loans in the approval process must be satisfied before our credit administration department releases the loan documentation for execution. Our credit administration department works entirely independent of loan production personnel and has full responsibility for all loan disbursements.

•

Individual Authorities. Loan officers have approval authorities for secured and unsecured loans, as defined by the approved policies of each subsidiary bank. The Chief Executive Officer, the Chief Operating Officer, and the Chief Credit Officer also have defined approval authorities for secured and unsecured loans.

•

Senior Loan Committee. The Senior Loan Committee consists of the Chief Executive Officer, the Chief Operating Officer, the Chief Credit Officer, and the managers of Commercial Lending and Commercial Real Estate departments. This committee has approval authority for secured and unsecured loans.

•

Board Loan Committee. The Board Loan Committee consists of all of the members of the Board of Directors. This committee has approval authority of up to the legal lending limits of each subsidiary bank.

Loan Grading and Loan Review. We seek to quantify the risk in our lending portfolio by maintaining a loan grading system consisting of eight different categories (Grades 1-8). The grading system is used to determine, in part, the provision for loan losses. The first four grades in the system are considered satisfactory. The other four grades range from a “Watch/Pass” category to a “Doubtful” category. These four grades are further discussed below under the section subtitled “Loan classifications.”

The originating loan officer initially assigns a grade to each loan as part of the loan approval process. The assigned grade may be changed as a loan application proceeds within the approval process. In addition to any dollar limitations that may require higher credit approval authority, each loan over a specified dollar amount that is graded “Watch/Pass” or worse requires prior approval from the Board of Directors of the subsidiary bank.

After funding, all loans over a specified dollar amount are reviewed by the Executive Vice President/Credit Administrator who may assign a different grade to the credit. The grade on each individual loan is reviewed at least annually by the loan officer overseeing the loan. Monthly, the Board of Directors of the subsidiary bank reviews the aggregate amount of all loans graded as “Special Mention”, “Substandard” or “Doubtful”, and each individual loan over a certain dollar amount that has a grade within such range. Additionally, changes in the grade for a loan may occur through any of the following means:

•	Random reviews of the loan portfolio conducted by the loan administration department;

•	Annual reviews conducted by an outside loan reviewer;

•	Bank regulatory examinations;

•	Monthly action plans submitted to the loan administration department by the responsible lending officers for each credit with a Grade of 5-8; or

•	At the monthly credit risk managers meeting if a loan is exhibiting certain delinquency tendencies.

Loan Delinquencies. When a borrower fails to make a committed payment, we attempt to alleviate the deficiency by contacting the borrower to seek payment. Habitual delinquencies and loans that are delinquent 30 days or more are reviewed at the monthly credit risk managers meeting for possible changes in grading.

Loan Classifications. Federal guidelines require that each insured bank classify its assets on a regular basis. In addition, relating to examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, classify them. We use Grades 5-8 of our loan grading system to identify potential problem assets and consider as “Substandard” and “Doubtful,” which constitute classified loans. Classified loans were $2.9 million, $2.3 million and $1.5 million at December 31, 2006, 2005 and 2004, respectively.

Operating Segments

Our operations are managed along two reportable operating segments consisting of Community Bank of Nevada and Community Bank of Arizona. See the sections included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Results of Segment Operations” and “Item 8. Financial Statements and Supplementary Data, Note 21—Segment Information” in the Notes to Consolidated Financial Statements, which are located elsewhere in this Report.

Risk Management

Our strategic plan continues to promote a growth rate commensurate with the rapid growth of the Southern Nevada and Phoenix metropolitan market areas. We are equally committed to maintaining internal controls to manage the risk associated with such growth. Our risk management systems of control have assisted us in defining our most significant risks from low to high and we continue to measure the trends associated with those risks. Our risk management committee has identified credit risk and operational risk as the two areas that could have the greatest impact on our capital.

To mitigate and proactively manage these areas of risk, we have established sound procedures and committed experienced human resources to this effort.

We have focused on enhancing three departmental functions:

•

Credit Administration continues to be enhanced by seasoned lenders, in the underwriting process, and administrative staff, in the post-closing review process. This department maintains all credit policies and procedures, loan documentation and disbursement of loan proceeds concentration analysis. Additionally, the department reviews the integrity of the credit risk rating system.

•

Operations Support has the primary responsibility to manage the identified risks associated with wires, check fraud, Bank Secrecy Act guidelines and identity theft. Additionally, the department ensures that we are compliant with all applicable laws and regulations.

•

Audit and Compliance has also been expanded under the direction of the Audit Committee. In the last half of 2005, we hired an Executive Vice President/Chief Risk Manager, and have continued to add audit and compliance staff. This staff of professionals regularly examines all of the areas of known risk and reports monthly to the Audit Committee.

We believe that the established organization allows management to maintain an accurate understanding of risk levels at all times. With this level of understanding, strategic plans are developed with the necessary risk parameters to adequately protect our capital.

Investment Activities

Our investment strategy is designed to be complementary to and interactive with our other activities (i.e., cash position; borrowed funds; quality, maturity, stability and earnings of loans; nature and stability of deposits; capital and tax planning). At December 31, 2006, our total investment portfolio was 7% of total assets.

Our general objectives with respect to our investment portfolio are to:

•

Achieve an acceptable asset/liability gap position (based on our separate policy related to asset/liability management that provides guidance for how investments are to be used to manage asset/liability gaps);

•	Provide a suitable balance of quality and diversification to our assets;

•	Provide liquidity necessary to meet cyclical and long term changes in the mix of assets and liabilities;

•	Provide a stable flow of dependable earnings;

•	Maintain collateral for pledging requirements;

•	Manage interest rate risk;

•	Comply with regulatory and accounting standards; and

•	Provide funds for local community needs.

Investment securities consist primarily of U.S. Government Agency issues, municipal bonds, mortgage-backed securities and SBA loan pools. In addition, we hold stock with the Federal Home Loan Bank, Federal Reserve Bank and Pacific Coast Bankers’ Bank, as a member of these systems.

Our investment securities are generally classified as “available for sale” or “held to maturity” pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. Held to maturity securities are those securities that we have both the intent and the ability to hold until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount.

Our securities portfolio is managed in accordance with guidelines set by our Investment Policy. Specific day-to-day transactions affecting the securities portfolio are managed by the Chief Financial Officer of each subsidiary bank. In accordance with our written Investment Policy, all executions also require the prior written approval of the Chief Executive Officer or Chief Operating Officer. The activities within the investment portfolio are reviewed monthly, or more often, as needed, by our Investment Committee and are reported monthly to our Board of Directors.

Our Investment Policy addresses strategies, types and levels of allowable investments and is reviewed and approved annually by our Board of Directors. Our Investment Policy authorizes us to invest in a variety of investment securities, subject to various limitations. The policy also places limits on the amount invested in various types of securities, places limits on the average life and duration of securities, and places limits on the securities dealers with whom we can conduct business.

Concentrations/Customers

No individual or single group of related accounts is considered material in relation to our assets or deposits or in relation to our overall business. However, approximately 85% of our loan portfolio at December 31, 2006 consisted of real estate loans, including commercial loans secured by real estate, construction loans and residential real estate loans. Generally, we do not originate nor retain term residential mortgage loans. Our business is dependent on the trends of the regional economies in which we operate particularly in the commercial and residential real estate markets. At December 31, 2006, we had 300 loans in excess of $1 million each, totaling $1.0 billion. These loans comprise approximately 16.7% of our loan portfolio by number of loans and 80.7% by total loans outstanding. Not including credit card and consumer overdraft lines and purchased participation loans, our average loan size is approximately $677,000.

Deposit Products and Other Sources of Funds

Our primary sources of funds for use in our lending and investing activities consist of:

•	Deposits;

•	Maturities and principal and interest payments on loans and securities; and

•	Other borrowings.

We closely monitor rates and terms of competing sources of funds and utilize those sources that we believe to be the most cost effective, consistent with our asset and liability management policies.

Deposits. An important balance sheet component impacting our net interest margin is the composition and cost of our deposit base. We can improve our net interest margin to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, which are total deposits less CDs greater than $100,000 (commonly referred to as Jumbo CDs). We attempt to price our deposit products in order to promote deposit growth and satisfy our liquidity requirements and offer a variety of deposit products in order to satisfy our customers’ needs. At December 31, 2006, we had no single customer whose total average deposits were 10% or more of our total consolidated deposits.

We have historically relied upon, and expect to continue to rely upon, deposits to satisfy our needs for sources of funds. We provide a wide array of deposit products, including regular checking, savings, negotiable order of withdrawal (“NOW”) accounts and money market accounts; fixed-rate, fixed maturity retail CDs ranging in terms from 30 days to two years; and individual retirement accounts. For business customers, we provide courier service to pick up non-cash deposits, and for those customers that use large amounts of cash, we arrange for armored car and vault service. We are not reliant on escrow deposits, which constituted 3% of total deposits as of December 31, 2006.

We intend to continue our efforts in attracting deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. Also, we believe that we have the ability to obtain sufficient additional funding by re-pricing the yields on our CDs and/or obtaining brokered deposits in order to meet loan demands during times that growth in core deposits differs from loan demand.

In addition to our traditional marketing methods, we attract new clients and deposits by:

•	Expanding long term business customer relationships, including referrals from our customers; and

•	Building deposit relationships through our branch relationship officers and loan officers who are compensated based upon the profitability of such relationships.

Other Borrowings. We may occasionally use our Federal Funds lines of credit to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short term purposes. Our subsidiary banks have Federal Funds lines with other financial institutions pursuant to which we can borrow up to $36.5 million on an unsecured basis. These lines may be terminated by the respective lending institutions at any time. In addition, the parent company has a $10.0 million promissory note with Zions First National Bancorp for a revolving line of credit, which expires in December 2007 and is renewable.

We also borrow from the Federal Home Loan Bank, or FHLB, pursuant to an agreement to obtain advances based on collateral of either a blanket lien on all loans secured by real estate and all business loans or securities. As of December 31, 2006, we had $21.9 million in short term borrowings, of which $3.4 million was a federal funds purchased subsequently repaid on January 2, 2007, and $55.8 million in long term borrowings. In addition, we had $87.6 million in junior subordinated debt, of which $51.5 million was issued in September 2006. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources and Subordinated Debt” for further discussion of junior subordinated debt.

Employees

We had a total of 235 full-time and 9 part-time employees at December 31, 2006.

Competition

The banking and financial services business in Clark County, Nevada and Maricopa County, Arizona, generally, and in the greater Las Vegas and Phoenix market areas, in particular, are highly competitive. This increasingly competitive environment primarily comes as a result of growth in community banks, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that we do not provide. We generally compete on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, and the rates of interest paid for funds.

Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates of those products and the terms on which they are offered to consumers.

Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal, state and interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our market. Thus legislation has also significantly contributed to competition from non-bank financial institutions.

Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Many customers now expect a choice of several delivery systems and channels, including telephone, mail, personal computers and ATMs.

Effect of Governmental Policies and Recent Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate that we pay on deposits and other borrowings and the interest rate that we receive on loans extended to our customers and securities held in our portfolio comprise the major portion of our net earnings. These rates are highly sensitive to many factors that are beyond our control. Accordingly, our earnings and growth are subject to the influence of economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) by operating in the open market through United States Government securities, by adjusting the required level of reserves for financial institutions that are subject to reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time-to-time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the State legislatures and before various banking regulatory and other professional agencies.

Supervision and Regulation

We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors rather than shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

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

Compliance

In order to ensure that we are in compliance with the laws and regulations that apply to our operations, including those summarized below, in 2005, we hired a Chief Risk Manager and have continued to staff our internal audit and compliance department. We are regularly reviewed to assess our compliance with applicable laws and regulations by the Board of Governors of the Federal Reserve System, or the Federal Reserve, the FDIC, and our bank subsidiaries are reviewed by their respective state regulatory agencies—the Nevada Department of Business and Industry, Financial Institutions Division (“Nevada FID”) and the Arizona State

Banking Department (“Arizona SBD”). We believe that we materially comply with all of the laws and regulations applicable to our operations.

Federal Bank Holding Company Regulation

Community Bancorp is a registered financial holding company as defined in the Bank Holding Company Act of 1956, as amended, or the Bank Holding Company Act, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies that are not financial holding companies to owning or controlling banks and engaging in other activities closely related to banking. Community Bancorp must file reports with the Federal Reserve and must provide any additional information as required.

The Federal Reserve may require Community Bancorp to terminate an activity or terminate control or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve believes the activity or the control of the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.

The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Community Bancorp must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming its equity securities. Additionally, Community Bancorp is required by the Federal Reserve to maintain certain levels of capital. See “Capital Adequacy” below in this section for a discussion of the applicable federal capital requirements.

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

•

Activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time-to-time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In order to remain a financial holding company, our subsidiary banks must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with such requirements or correct any noncompliance within a fixed time period could lead to divesture of subsidiary banks or require us to conform all of our activities to those permissible for a bank holding company as described above.

Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

(1)	Acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares;

(2)	Acquiring all or substantially all of the assets of another bank or bank holding company; or

(3)	Merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company that is not a financial holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its other subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Community Bancorp’s ability to obtain funds from Community Bank of Nevada and/or Community Bank of Arizona for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Community Bancorp nor Community Bank of Nevada or Community Bank of Arizona may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us; or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, Community Bancorp is expected to act as a source of financial and managerial strength to Community Bank of Nevada and Community Bank of Arizona. This means that Community Bancorp is required to commit, as necessary, resources to support Community Bank of Nevada and Community Bank of Arizona. Any capital loans that a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a Nevada corporation, Community Bancorp is subject to certain limitations and restrictions under applicable Nevada corporate law. For example, state law restrictions in Nevada include limitations and restrictions relating to indemnification of directors, maintenance of books, records and minutes, and observance of certain corporate formalities.

Regulation as a Public Company. Community Bancorp’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. Community Bancorp is listed on the NASDAQ Global Market (“NASDAQ”) under the trading symbol “CBON,” and is subject to the rules of NASDAQ for listed companies. As such, we are subject to the requirements of information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions.

Federal and State Regulation of Community Bank of Nevada and Community Bank of Arizona

General. Community Bank of Nevada and Community Bank of Arizona are FDIC-insured, state-chartered banking corporations and are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the Nevada FID and Federal Reserve in the case of Community Bank of Nevada, and the FDIC and Arizona SBD in the case of Community Bank of Arizona. These statutes, rules, and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of Community Bank of Nevada and Community Bank of Arizona. The FDIC, in the case in Community Bank of Arizona, and the Federal Reserve, in the case of Community Bank of Nevada, have broad authority in prohibiting unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks, and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings.

Lending Limits. Nevada state banking law generally limits the amount of funds that a bank may lend to a single borrower to 25% of stockholders’ equity and allowance for loan and lease losses. Under Arizona law, the obligations of one borrower to a bank may not exceed 15% of the bank’s capital.

Liability of Commonly Controlled Institutions. Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depositary institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depositary institutions in danger of default. Because Community Bancorp controls each of Community Bank of Nevada and Community Bank of Arizona, the banks are commonly controlled for purposes of these provisions of federal law.

Control of Financial Institutions. Nevada banking laws require that changes in ownership of 10% or more of a bank’s outstanding voting stock must be reported to the Nevada FID within three business days. If 20% or more of the bank’s voting power is acquired by a natural person, or 10% or more is acquired by an entity, then the acquisition may be deemed as a change in control requiring prior approval of the Nevada FID. Arizona banking law provides that no person may acquire control of an Arizona bank without the prior approval of the Arizona Superintendent. A person who has the power to vote 15% or more of the voting stock of an Arizona bank is presumed to control the bank.

Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, a bank’s primary federal regulator evaluate the record of the financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain Federal Reserve restrictions on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons (commonly referred to as insiders). Extensions of credit (1) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.

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

Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Under

Nevada state law, if the stockholders’ equity of a Nevada state chartered bank becomes impaired, the Commissioner of the Nevada FID will require the bank to make the impairment good. Failure to make the impairment good may result in the Commissioner’s taking possession of the bank and liquidating it. Under Arizona law, the Superintendent is also authorized to take possession and control of a bank if the Superintendent finds that the bank is in such an unsafe or unsound condition that it is or will become unable to meet the anticipated demands of the depositors.

Dividends. The primary source of Community Bancorp’s cash reserves are dividends received from its subsidiary banks. Nevada law imposes certain restrictions on Community Bank of Nevada’s ability to pay dividends and prohibits a bank from paying dividends if doing so would reduce its stockholders’ equity below (i) the initial stockholders’ equity of the bank; or (ii) 6% of the total deposit liability of the bank, as determined by the Nevada FID. Under section 6-187 of the Arizona Revised Statutes, Community Bank of Arizona may pay dividends on the same basis as any other Arizona corporation. Under section 10-640 of the Arizona Revised Statutes, a corporation may not make a distribution to shareholders if to do so would render the corporation insolvent or unable to pay its debts as they become due. However, an Arizona bank may not declare a non-stock dividend out of capital surplus without the approval of the Superintendent.

Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends if the agency determines such payment would constitute an unsafe or unsound practice.

Regulations of the Federal Reserve also govern the payment of dividends by a state member bank. Community Bank of Nevada is a state member bank, although Community Bank of Arizona is not. Under Federal Reserve regulations, dividends may not be paid unless both capital and earnings limitations have been met. First, no dividend may be paid if it would result in a withdrawal of capital or exceed the member bank’s net profits then on hand, after deducting its losses and bad debts. Exceptions to this limitation are available only upon the prior approval of the Federal Reserve and the approval of two-thirds of the member bank’s shareholders which, in the case of Community Bank of Nevada, would require our approval, as the sole shareholder of Community Bank of Nevada. Second, a state member bank may not pay a dividend without the prior written approval of the Federal Reserve if the total of all dividends declared in one calendar year, including the proposed dividend, exceeds the total of net income for that year plus the preceding two calendar years less any required transfers to surplus under state or federal law.

In addition, a bank may not pay cash dividends if doing so would reduce its capital below minimum applicable federal capital requirements. See “Capital Adequacy” below in this section for a discussion of the applicable federal capital requirements.

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

•	Interest rates for first lien mortgage loans in excess of 8 percentage points above comparable U.S. Treasury securities;

•	Subordinate-lien loans of 10 percentage points above U.S. Treasury securities; and

•	Fees, such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the Home Ownership and Equity Protection Act of 1994 bars “loan flipping” by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law, which states loans should not be made to those that are unable to repay them, unless documentation is maintained proving that the borrower has the ability to repay the loan. Lenders that violate these regulations face cancellation of loans and penalties equal to the finance charges paid. We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operations.

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

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented privacy policies in accordance with the laws.

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

The State of Nevada has enacted “opting in” legislation authorizing interstate mergers pursuant to the Interstate Act. The Nevada statute permits out-of-state banks and bank holding companies meeting certain requirements to maintain and operate the Nevada branches of a Nevada bank with which the out-of-state company engaged in an interstate combination. An out-of-state depository without a branch in Nevada, or an out-of-state holding company without a depository institution in Nevada, must first acquire the Nevada institution itself or its charter, before it can establish a de novo branch or acquire a Nevada branch through merger.

An out-of-state bank may establish branches in Arizona by acquiring a depository institution that is headquartered in the state or a branch of such an institution, provided that the institution or branch is more than five years old and the state in which the out-of-state bank is headquartered extends reciprocal rights. An out-of-state bank holding company without a subsidiary bank in Arizona may establish a de novo bank in the state, and thereafter may acquire additional banks.

Deposit Insurance

Our deposits are currently insured up to applicable limits per depositor through the Deposit Insurance Fund administered by the FDIC. Community Bank of Nevada and Community Bank of Arizona are required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Legislative reforms to modernize the Federal Deposit Insurance System, including merging the Bank Insurance Fund and the Savings Association Insurance Fund into the new Deposit Insurance Fund, were approved by Congress on February 15, 2006. In addition to merging the insurance funds, the legislation:

•	Raised the deposit insurance limit on certain retirement accounts to $250,000 and indexes that limit for inflation;

•	Requires the FDIC and National Credit Union Administration boards, starting in 2010 and every succeeding five years, to consider raising the standard maximum deposit insurance; and

•	Eliminated the current fixed 1.25 percent Designated Reserve Ratio (“DRR”) and provides the FDIC with the discretion to set the DRR within a range of 1.15 to 1.50 percent for any given year.

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

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. These risk-weighted assets are then compared with Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4%, and a minimum total risk-based ratio of 8%.

In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of December 31, 2006, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit, and the remainder is in Tier II capital.

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

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. Community Bancorp, Community Bank of Nevada and Community Bank of Arizona were “well capitalized” as of December 31, 2006.

The FDIC and Federal Reserve Board risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced” or “A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In December 2006 the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach. The comment periods for both of the agencies’ notices of proposed rulemakings expire on March 26, 2007. The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

Community Bancorp is not an internationally active banking organization and has not made a determination as to whether, as a stand-alone institution, it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002, or SOX, was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also:

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

As a public reporting company, we are subject to the requirements of SOX and related rules and regulations issued by the SEC and NASDAQ. We have incurred, and anticipate that we will continue to incur, additional expense as a result of SOX, but we do not expect that such compliance will have a material impact on our business. In addition, other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the securities laws have also significantly increased, and will be expected to continue to increase. In 2005, our first full year as a public company, we implemented Section 404 of SOX, which included additional internal audit staff, as well as the assistance of a consulting company. In 2006, we continued our SOX compliance efforts and added additional internal audit staff.

Anti-terrorism Legislation

USA Patriot Act of 2001. In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 was signed. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. On March 9, 2006, the President signed the USA Patriot Improvement and Reauthorization Act, which extended and modified the original USA Patriot Act. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputation-related consequences for the institution.

Bank Secrecy Act

The Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970 (the “Bank Secrecy Act”) is a disclosure law that forms the basis of the U.S. Federal Government’s framework to prevent and detect money laundering and to deter other criminal enterprises. Following the September 11, 2001 terrorist attacks, an additional purpose was added to the Bank Secrecy Act: “To assist in the conduct of intelligence or counter-intelligence activities, including analysis, to protect against international terrorism.” Under the Bank Secrecy Act, financial institutions such as Community Bank of Nevada and Community Bank of Arizona are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency. This, in turn, allows law enforcement officials to create a paper trail for tracing illicit funds that resulted from drug trafficking or other criminal activities.

Legislative Initiatives

From time-to-time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to Community Bancorp or any of its subsidiaries could have a material effect on our business.

Commercial Real Estate Lending

Federal banking regulators recently issued final guidance regarding commercial real estate lending to address a concern that rising CRE lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the general commercial real estate market. This guidance suggests that institutions that are potentially exposed to significant CRE concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in commercial real estate lending; have notable exposure to a specific type of commercial real estate lending; or are approaching or exceed certain supervisory criteria that measure an institution’s CRE portfolio against its capital levels; may be subject to such increased regulatory scrutiny.

Nonbank Entities

We have three nonbank entities: Community Bancorp (NV) Statutory Trust I, Community Bancorp (NV) Statutory Trust II and Community Bancorp (NV) Statutory Trust III. Community Bancorp (NV) Statutory Trust I and Community Bancorp (NV) Trust II are Connecticut statutory trusts, and Community Bancorp (NV) Statutory Trust III is a Delaware statutory trust. These entities were formed solely for the purpose of issuing trust preferred securities and are subject to the laws and regulations of both the federal government and the state in which they conduct business.

Recent Accounting Pronouncements

For information regarding the recently issued accounting standards, see Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements presented elsewhere herein.

Recent Developments

On January 18, 2007, at a meeting of the Board of Directors of Community Bank of Nevada, it was resolved that the Jones branch would be closed. The estimated closing date is April 20, 2007.

On February 16, 2007, under Community Bancorp, Community Bank of Nevada’s President and Chief Executive Officer announced the consolidation of two Henderson, Nevada branches. The Green Valley branch located at 1441 W. Warm Springs Road was consolidated with the Stephanie branch located at 370 N. Stephanie Street. The consolidation was implemented due to the close proximity of the two branches.

On February 20, 2007, Community Bancorp’s wholly-owned subsidiary, Cactus Commerce Bank, announced its name change to Community Bank of Arizona, effective immediately.

On February 21, 2007, Community Bancorp appointed Patrick Hartman as Executive Vice President, Chief Financial Officer, effective immediately.

Mr. Hartman, 58, brings more than 35 years of experience in the accounting and finance profession, primarily serving as chief financial officer for community banks in the greater Los Angeles area. From 1992 through 1997, Mr. Hartman served as the chief financial officer for Community Bank, CENFED Bank, and CU Bankcorp/California United Bank, all located in the greater Los Angeles area. In 1997, he founded the Alpha Consulting Group, which provided project management services and network support to companies challenged by increased technology requirements. Most recently, he was the chief financial officer for Center Financial Corporation/Center Bank since March 2005. In addition, he worked for Peat Marwick in Chicago, Illinois. He also taught a variety of graduate and undergraduate accounting and finance classes at the University of Redlands in California. Mr. Hartman earned his Bachelor of Business Administration from the University of Wisconsin, Whitewater and Master of Business Administration from Northern Illinois University. Mr. Hartman is a certified public accountant.

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

Factors Relating to Our Markets and to Our Business

Generally, a deterioration in economic conditions and a slowdown in growth in any of our market areas, and particularly a slowdown in gaming and tourism activities in Las Vegas, could adversely affect our business, financial condition, results of operations and prospects. Such deterioration could result in a variety of adverse consequences to us, including a reduction in net income and the following:

•	Loan delinquencies may increase, which would cause us to increase provisions for loan losses;

•	Problem assets and foreclosures may increase, which could result in higher operating expenses, as well as possible increases in our provisions for loan losses;

•	Demand for our products and services may decline, including specifically, the demand for loans, which would cause our revenues (net interest income and non-interest income) to decline; and

•

Collateral for loans made by us may decline in value, in turn reducing a customer’s borrowing power, and thus reducing the value of assets and collateral associated with our loans, which could cause decreases in net interest income and increase the provision for loan losses.

The greater Las Vegas area economy has grown dramatically during the past several years. The failure of this economy to sustain such growth in the future could seriously affect our ability to grow and to be profitable.

Our assets have enjoyed substantial growth with an annual compounded growth rate of 41% for the four-year period ending December 31, 2006. Our growth has been fueled by the significant growth in the greater Las Vegas area. Diminished growth of this market in the future could have a significant adverse impact on our continued growth and profitability.

While the current economic forecasts prepared by CBER remain optimistic about the future growth of Las Vegas, albeit at lower growth rates than have recently been experienced, there are uncertainties in the economy, besides tourism and gaming discussed below, such as limitations on water, the continued availability of land from the Bureau of Land Management, infrastructure strains, increasing costs of housing, and tax and budgetary pressures, which may encumber future growth.

Our Las Vegas market area is substantially dependent on gaming and tourism revenue, and a downturn in gaming or tourism could seriously hurt our business and our prospects.

While we have operations in Arizona, our business is currently concentrated in the greater Las Vegas area, which has a unique economy in the United States for its level of dependence on services and industries related to gaming and tourism. Any event that negatively impacts the tourism or gaming industry will adversely impact the Las Vegas economy.

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

Las Vegas competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the greater Las Vegas area. This is particularly true of gaming operations in California, a state from which Nevada generally, and Las Vegas in particular, draws substantial year-round visitors. Agreements negotiated between the State of California and certain Indian tribes as well as other proposals currently under consideration in California may result in substantial additional casinos throughout the state. In addition, other California legislative proposals could permit an expansion of gaming activities allowed in card clubs, including the addition of slot machines. A dramatic growth in casino gaming in California or other states could have a substantial adverse effect on gaming revenue in Nevada, including the Las Vegas area, which would adversely affect the Las Vegas economy and our business.

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

Future development in the greater Las Vegas area is subject to the availability of water. According to the Rocky Mountain Institute, Las Vegas has one of the highest per capita rates of water consumption in the nation. Based upon an August 2003 U.S. Geological Survey, inflows into Lake Mead and Lake Powell on the Colorado River have been below average since the start of a persistent drought in the western United States in 2000. In 2003, Lake Mead, the primary water supply for Las Vegas, dropped to its lowest level in more than three decades. We cannot assure that governmental officials will not impose building moratoriums, restrictive building requirements, water conservation measures, or other measures to address water shortages in the future. Such restrictions could curtail future development, which has been a source of growth in our loan portfolio, or make living conditions less desirable than current conditions, which could reduce the influx of new residents from current levels.

The value of real estate in the greater Las Vegas area is influenced by the distribution policies of the Bureau of Land Management. A change in such distribution policies could affect the value of real estate, which, in turn, could negatively affect our real estate loan portfolio.

Land values in Nevada are influenced by the amount of land sold by the Bureau of Land Management, which controls 67% of Nevada’s land, according to the Nevada State Office of the Bureau of Land Management. Changes to the distribution policies of the Bureau of Land Management on Nevada land could adversely affect the value of Nevada real estate.

We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could hurt our business and our prospects.

At December 31, 2006, 85% of our loan portfolio was comprised of real estate loans. Undeveloped land loans, which are included in the categories below, represent approximately 21% of our total loans secured by real estate. Within our real estate loan portfolio, approximately:

•	64% are construction and land development loans, including undeveloped land;

•	33% are commercial real estate loans; and

•	3% are residential real estate loans.

These real estate loans are concentrated in the greater Las Vegas area. A downturn in the local economy could have a material adverse effect on a borrower’s ability to repay these loans due to either loss of the borrower’s employment or a reduction in the borrower’s business. Further, such reduction in the local economy could severely impair the value of the real property held as collateral. As a result, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

In addition, federal banking regulators recently issued final guidance regarding commercial real estate lending. This guidance suggests that institutions that are potentially exposed to significant CRE concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in CRE lending, have notable exposure to a specific type of CRE lending, or are approaching or exceed certain supervisory criteria that measure an institution’s CRE portfolio against its capital levels, may be subject to such increased regulatory scrutiny. Our CRE portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly we may become subject to increased regulatory scrutiny because of our CRE portfolio. If it is determined by our regulator that we have an undue concentration in CRE lending, we may be required to maintain levels of capital in excess of the statutory minimum requirements and/or be required to reduce our concentration in CRE loans.

Factors Relating to Our Business

Our future success involves both our ability to grow and our ability to manage such growth. Additionally, we must continue to manage the risks inherent in the banking business. We may not be able to sustain our historical growth rates, be able to grow at all, or successfully manage any growth, whether or not the greater Las Vegas, or Phoenix area economies continue to grow. This could result in a variety of adverse consequences to us, including the following:

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

We have grown from $400.6 million in total assets, $293.5 million in gross loans and $351.6 million in total deposits at December 31, 2002, to $1.6 billion in total assets, $1.3 billion in gross loans and $1.2 billion in total deposits at December 31, 2006. Our business strategy calls for, among other things:

•	Continued growth of our assets, loans, deposits and customer base;

•	Expansion through acquisition or the establishment of new branches or banks in high growth markets, such as the greater Las Vegas and Phoenix areas, and similar high growth markets in California;

•	Recruitment of experienced commercial bankers and other key employees; and

•	Effective leveraging of our capital.

However, we may encounter unanticipated obstacles in implementing our strategy. If we are unable to expand our business, as we anticipate based on our strategic plan, we may not be able to maintain profitability, and there can be no assurance that we will be able to sustain our historical growth rates.

A component of our business strategy is to expand into high growth markets by opening new branches or organizing new banks and/or acquiring other financial institutions. We may not be able to successfully implement this part of our business strategy, and therefore our market value and profitability may suffer.

Growth through acquisitions of banks represents a component of our business strategy. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:

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

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to improve the operating performance of acquired banks or to integrate their operations successfully could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we could incur substantial expenses, including the expenses of integrating the business of the acquired bank with our existing business.

We expect that competition for acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which may be larger or have greater financial and other resources than we have. The purchase price of banks that might be attractive acquisition candidates for us may significantly exceed the fair values of their net assets. As a result, material goodwill and other intangible assets would be required to be recorded. We cannot assure you that we will be able to successfully identify and acquire suitable banks on acceptable terms and conditions.

Depending upon the structure of an acquisition and the consideration we may utilize, we may not seek your approval as a shareholder. Further, acquisitions may be structured to include cash consideration that may result in the depletion of a substantial portion of our available cash.

Besides the acquisition of existing financial institutions, we may consider the organization of new banks in high growth areas, especially in markets outside of the greater Las Vegas and Phoenix areas, such as California. Any organization of a new bank carries with it numerous risks, including the following:

•	Inability to obtain all required regulatory approvals;

•	Significant costs and anticipated operating losses during the application and organizational phases, and the first years of operations of the new bank;

•	Inability to secure the services of qualified senior management;

•	Non-acceptance of the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank;

•	Additional strain on management resources and internal systems and controls; and

•	Inability to secure required capital.

Our growth could be hindered unless we are able to recruit additional, qualified employees. We may have difficulty attracting additional necessary personnel, which may divert resources and limit our ability to successfully expand our operations.

The greater Las Vegas and Phoenix metropolitan areas are experiencing a period of rapid growth, placing a premium on highly qualified employees in a number of industries, including the financial services industry. Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated executives and employees at every level, including SBA management and support staff, experienced loan originators and branch managers. We expect to experience substantial competition in our endeavor to identify, hire and retain top-quality employees. If we are unable to hire and retain qualified employees in the near term, we may be unable to successfully execute our business strategy and/or be unable to successfully manage our growth.

We believe that we have built our management team and personnel, and established an infrastructure, to support our current size. Our future success will depend on the ability of our executives and employees to continue to implement and improve our operational, financial and management controls and processes, reporting systems and procedures, and to manage a growing number of client relationships. We may not be able to successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner. In particular, our controls and procedures must be able to accommodate additional increases in loan volume and the infrastructure that comes with new branches.

Our growth strategy may place a strain on our administrative and operational infrastructure. If we are unable to locate additional personnel and to manage future expansion in our operations, we may experience compliance and operational issues, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business.

Our business would be harmed if we lost the services of any of our executive management team.

We believe that our success thus far, and our prospects for success in the future, are substantially dependent on the executive management teams of the Company, Community Bank of Nevada and Community Bank of Arizona. The loss of the services of any of these persons could have an adverse effect on our business. We have employment agreements at the holding company level with our President/Chief Executive Officer, Executive Vice President/Chief Operating Officer, and Executive Vice President/Chief Financial Officer. In light of the relatively small pool of persons involved in the greater Las Vegas area banking industry, we could have difficulty replacing any member of our executive management teams or senior officers with equally competent persons who are also familiar with our market area.

There is intense competition in our market area, and we cannot assure you that we will be able to successfully compete.

Commercial banking in the greater Las Vegas and Phoenix metropolitan areas is a highly competitive business. Increased competition in our market may result in a reduction in the volume loans and deposits. We compete for loans, deposits and customers primarily with the local offices of major banks and with other community banks in our market. We also compete with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses, other financial institutions, and out-of-state financial intermediaries, some of which are not subject to the same degree of regulation and restriction and some of which have financial resources greater than ours. Technological advances continue to contribute to greater competition in domestic and international products and services. Ultimately, we may not be able to compete successfully against current and future competitors.

Our allowance for loan losses may not be adequate to cover actual losses, particularly given our relatively large individual loan size.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the loan terms. The underwriting and credit monitoring policies that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse affect on our business. Our average loan size at December 31, 2006 was approximately $677,000 (excluding credit card, overdraft and purchased participation loans). This relatively large average loan size, while an advantage from a cost generation standpoint, can adversely impact us if the larger loans become delinquent, unstable, impaired, uncollectible or inadequately collateralized.

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

Various provisions of our articles of incorporation and by-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These provisions provide for, among other requirements, advance notice for nomination of directors and limitations on the ability of shareholders to call a special meeting of shareholders, which can make minority shareholder representation on the board of directors more difficult to establish.

We Are Subject To Interest Rate Risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including, but not limited to, general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments fall more quickly than the interest we pay on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected and/or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive government regulation. These regulations could adversely affect our business, financial condition, results of operations or cash flows.

We are subject to extensive regulation by federal and state governmental authorities and are subject to various laws, judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. We cannot assure you that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could adversely affect our business, financial condition, results of operations or cash flows.

Our Stock Trades Less Frequently Than Others.

Although our common stock is listed for trading on the NASDAQ Global Market, the trading volume of our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Our stock price could fall due to lower trading volume of our common stock, significant sales of our common stock or the expectation of these sales.

Our Stock Price Is Affected by a Variety of Factors.

Stock price volatility may impact resale of your common stock when desired or at attractive prices. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section including, among other reasons:

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to our company;

•	News reports relating to trends, concerns and other issues in the financial services industry;

•	Perceptions in the marketplace regarding our company and/or its competitors.

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

Our headquarters are located at 400 South 4th Street, Suite 215, Las Vegas, Nevada 89101, which we occupy under a ten-year lease agreement, expiring in August 2012. As of December 31, 2006, we operate 14 branch facilities in Nevada and one in Arizona, of which 8 are owned and 7 are leased, with expiration dates ranging from November 2008 to March 2018. Currently, we have two additional branches under construction, with lease terms that expire in two years and ten years. It is anticipated these branches will open during the first half of 2007. We also lease 3 loan production offices, two in Arizona and one in California, under agreements that expire through April 2007.

We believe that the properties are adequately covered by insurance and that the existing facilities are adequate for present and anticipated future use.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or Community Bank of Nevada or Community Bank of Arizona is a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority. We are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters from time-to-time in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to the security holders for approval at the Special Meeting of Shareholders held on October 9, 2006:

•

Proposal to approve the merger pursuant to which Valley Bancorp will be merged into Community Bancorp, under the terms of the Agreement to Merge and Plan of Reorganization dated as of June 28, 2006, by and among Community Bancorp and Valley Bancorp.

For	Against	Abstain	Broker Non-vote
4,426,938	—	4,120	30,000

•	Proposal to approve an amendment to the Articles of Incorporation increasing the authorized number of shares of common stock from 10,000,000 to 30,000,000.

For	Against	Abstain	Broker Non-vote
4,303,690	97,949	5,419	54,000

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Global Market and trade under the symbol CBON. The following table sets forth the high and low closing prices of our common stock for the year and during each quarter in 2006 and 2005, as reported by the NASDAQ Global Market.

	Trading Prices
Period	High	Low
2006
1st quarter	$33.00	$29.70
2nd quarter	$34.31	$28.87
3rd quarter	$34.27	$30.41
4th quarter	$33.45	$28.88
Year ended December 31, 2006	$34.31	$28.87

2005
1st quarter	$30.90	$25.03
2nd quarter	$32.00	$23.35
3rd quarter	$34.75	$30.57
4th quarter	$33.99	$30.07
Year ended December 31, 2005	$34.75	$23.35

Holders

As of February 15, 2007, there were approximately 2,044 stockholders of record of our common stock. At such date, our directors and executive officers owned approximately 8.5% of our outstanding shares. There are no other classes of common equity outstanding.

Dividends

We have not declared a cash dividend since 2002, as we have used our current and retained earnings to support our rapid and continued growth. We do not foresee any circumstances in the immediate future in which we would consider paying cash dividends on our common stock.

Under Nevada law, a corporation may not pay a dividend if, after giving effect to the dividend, (i) the corporation would not be able to pay its debts as they become due; or (ii) the corporation’s assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporations were to be dissolved at the time of distribution, to satisfy the dissolution rights of any preferred shareholders.

Under Arizona law, a corporation may pay dividends on the same basis as any other Arizona corporation. A corporation may not make a distribution to shareholders if to do so would render the corporation insolvent or unable to pay its debts as they become due. However, an Arizona bank may not declare a non-stock dividend out of capital surplus without the approval of the Superintendent.

Additionally, our junior subordinated debt agreements contain provisions which prohibit the paying of dividends if we have deferred payment of interest on outstanding trust preferred securities. See “Item I. Business – Supervision and Regulation – Capital Adequacy.”

The holding company is a legal entity separate and distinct from Community Bank of Nevada and Community Bank of Arizona. Since the holding company has no significant assets other than Community Bank of Nevada and Community Bank of Arizona, it will be dependent upon dividends from Community Bank of Nevada and Community Bank of Arizona for cash with which to pay dividends when, and if, our dividend policy changes.

Further, federal and state banking regulations place certain restrictions on dividends paid by Community Bank of Nevada or Community Bank of Arizona to Community Bancorp.

In addition, dividends paid by Community Bank of Nevada or Community Bank of Arizona, as the case may be, to Community Bancorp would be prohibited if the effect thereof would cause the subsidiaries’ and Community Bank of Arizona’s capital to be reduced below applicable minimum capital requirements. For a discussion of the regulatory limitations on the ability of the banks to pay dividends, see “Supervision and Regulation—Federal and State Regulation of Community Bank of Nevada and Community Bank of Arizona—Dividends.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to options outstanding and available under our 2006 Equity Based Compensation Plan, which is our only equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	660,494	$25.77	633,063
Equity compensation plans not approved by shareholders	—	—	—

Total	660,494	$25.77	633,063

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our common stock during the period of December 10, 2004 through December 31, 2006, rather than five previous years, as we became a registered company as of December 10, 2004.

	Period Ending
Index	12/10/04	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06
Community Bancorp	100.00	104.26	105.69	107.70	105.89	102.86
Russell 2000	100.00	103.19	101.89	107.89	109.27	127.70
SNL Bank Index	100.00	102.72	98.87	104.12	116.75	121.79

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data—Community Bancorp

The selected financial information in the table below as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 is derived from our audited consolidated financial statements. Results for past periods are not necessarily indicative of results that may be expected for any future period.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share, per share and percentage data)
Consolidated Income Statement Data:
Interest and dividend income	$86,640	$46,337	$30,038	$27,143	$25,449
Interest expense	33,765	12,511	6,862	7,453	8,709

Net interest income	52,875	33,826	23,176	19,690	16,740
Provision for loan losses	3,509	1,085	922	1,723	1,958

Net interest income after provision for loan losses	49,366	32,741	22,254	17,967	14,782
Non-interest income	2,474	2,275	1,489	1,563	1,392
Non-interest expense	27,620	20,512	15,946	12,020	9,112

Income before income taxes	24,220	14,504	7,797	7,510	7,062
Provision for income taxes	8,581	4,439	2,376	2,295	2,337

Net income	$15,639	$10,065	$5,421	$5,215	$4,725

Share Data:
Earnings per share—basic	$1.95	$1.45	$1.13	$1.13	$1.03
Earnings per share—diluted	1.92	1.42	1.10	1.10	1.01
Dividend payout ratio (1)	N/A	N/A	5.31%	7.96%	5.83%
Book value per share	$21.07	$14.47	$11.49	$6.96	$5.91
Shares outstanding at year end	10,388,813	7,374,712	6,747,673	4,629,580	4,607,040
Weighted average shares outstanding—basic	8,036,905	6,964,719	4,798,922	4,620,744	4,591,026
Weighted average shares outstanding—diluted	8,136,968	7,091,311	4,940,977	4,729,021	4,682,486

Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,116	$86,904	$67,254	$36,005	$33,537
Investments and other securities	115,747	97,204	86,260	70,093	63,596
Gross loans	1,253,211	663,407	403,270	350,082	293,535
Allowance for loan losses	14,973	8,117	6,133	5,409	4,688
Total assets	1,570,379	892,708	573,961	463,431	400,571
Deposits	1,176,276	725,088	476,252	403,713	351,584
Junior subordinated debt	87,630	36,083	15,464	15,464	15,464
Total stockholders’ equity	218,871	106,749	77,553	32,201	27,212

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share, per share and percentage data)
Selected Other Balance Sheet Data:
Average assets	$1,117,470	$703,556	$523,766	$436,843	$356,097
Average earning assets	1,027,475	660,218	498,578	416,742	336,682
Average stockholders’ equity	135,312	88,664	35,910	29,279	24,729

Selected Financial Ratios:
Return on average assets	1.40%	1.43%	1.04%	1.19%	1.33%
Return on average stockholders’ equity	11.56%	11.35%	15.10%	17.81%	19.11%
Net interest margin (2)	5.15%	5.12%	4.65%	4.72%	4.97%
Efficiency ratio (3)	49.90%	56.82%	64.65%	56.56%	50.25%

Capital Ratios:
Average stockholders’ equity to average assets	12.11%	12.60%	6.86%	6.70%	6.94%
Leverage ratio	11.73%	13.09%	16.91%	8.96%	8.84%
Tier 1 risk-based capital ratio	11.80%	14.20%	19.66%	11.18%	11.03%
Total risk-based capital ratio	13.68%	16.29%	20.92%	13.61%	14.14%

Selected Asset Quality Ratios:
Non-performing loans to total loans (4)	0.05%	0.14%	0.24%	0.66%	1.10%
Non-performing assets to total loans and OREO	0.05%	0.14%	0.78%	1.00%	1.99%
Non-performing assets to total assets (5)	0.04%	0.10%	0.55%	0.76%	1.47%
Allowance for loan losses to total loans	1.19%	1.22%	1.52%	1.55%	1.60%
Allowance for loan losses to non-performing loans	2314.2%	887.1%	633.6%	233.7%	145.0%
Allowance for loan losses to non-performing assets	2314.2%	887.1%	194.3%	154.2%	79.6%
Net loan charge-offs to average loans	0.05%	0.01%	0.05%	0.31%	0.36%

(1)	There were no dividends declared in 2006 and 2005. The dividend payout ratios for 2004 and 2003 are based on stock dividends. The ratio for 2002 is based on both stock and cash dividends.
(2)	Net interest margin represents net interest income as a percentage of average interest earning assets.
(3)	Efficiency ratio represents non-interest expenses, excluding provisions for loan losses, as a percentage of the aggregate of net interest income and non-interest income.
(4)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in nonaccrual status.
(5)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in nonaccrual status plus other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and footnotes to the consolidated financial statements included in Item 8 of this Report as well as “Item 1A. Risk Factors.”

As of December 31, 2006, we operate in two reportable segments: Community Bank of Nevada and Community Bank of Arizona. Community Bancorp is included in the “other” category because it represents an overhead function rather than an operating segment.

Overview

Since Community Bank of Nevada commenced operations in 1995, we have experienced strong growth and profitability. Through acquisition, we have expanded operations to the Phoenix metropolitan market area. Our growth is fueled by the significant population and economic growth of the greater Las Vegas, and now by the Phoenix, market areas in which we operate. The growth in the greater Las Vegas area has accompanied significant investments in the gaming and tourism industry. The significant population increases in the Las Vegas and Phoenix market areas has resulted in an increase in the acquisition of undeveloped/developed land for residential and commercial development, the construction of residential communities, shopping centers and office buildings, and the development and expansion of the businesses and professions that provide essential goods and services to this expanded population. Our results have been influenced by the following strategies, which we implemented in order to benefit from these market factors:

•	Reduce our cost of funds by attracting a higher share of non-interest bearing deposit accounts;

•	Provide competitive CRE loans, construction loans and land acquisition and development loans, and C&I loans to high quality borrowers;

•	Focus and commitment to profitable banking relationships;

•	Encourage business development of profitable customer relationships with a “pay for performance” compensation culture;

•	Maintain disciplined controls over non-interest expense in order to consistently grow on a profitable basis;

•	Strengthen our underwriting standards and credit administration functions as well as increase lending capacity by the growth in capital base; and

•	Add seasoned professionals to the staff with banking expertise, local market knowledge and a network of client relationships.

•	Continue to look for acquisition opportunities to expand our franchise as we have done with two acquisitions in 2006 and one in 2005.

	Key Financial Measures
	Year Ended December 31,
	2006	2005	2004
	(In thousands except per share data)
Net income	$15,639	$10,065	$5,421
Basic earnings per share	1.95	1.45	1.13
Diluted earnings per share	1.92	1.42	1.10
Total assets	1,570,379	892,708	573,961
Gross loans	1,253,211	663,407	403,270
Total deposits	1,176,276	725,088	476,252
Net interest margin	5.15%	5.12%	4.65%
Efficiency ratio	49.90%	56.82%	64.65%
Return on average assets	1.40%	1.43%	1.04%
Return on average equity	11.56%	11.35%	15.10%
Return on average tangible equity	17.18%	12.44%	15.10%

The following table presents condensed consolidated average balance sheet information, together with interest income and yields earned on average interest earning assets, as well as interest expense and rates paid on average interest bearing liabilities. Average balances are derived from daily balances, and nonaccrual loans are included as interest earning assets for purposes of this table.

	CONSOLIDATED AVERAGE BALANCES
	For the year ended December 31,
	2006			2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(In thousands, except percentage data)
Assets
Interest earning assets:
Loans (1)(2)(3)	$878,862	$79,698	9.07%	$510,252	$40,973	8.03%
Investment securities—taxable	69,293	3,108	4.49%	67,504	2,656	3.93%
Investment securities—nontaxable (3)	22,311	838	3.76%	22,448	838	3.73%
Federal funds sold	49,369	2,467	5.00%	56,607	1,738	3.07%
Other investments (4)	7,640	529	6.92%	3,407	132	3.87%

Total interest earning assets	1,027,475	86,640	8.43%	660,218	46,337	7.02%
Non-earning assets:
Cash and due from banks	21,086			18,327
Goodwill & intangible	44,260			7,778
Other assets	24,649			17,233

Total assets	$1,117,470			$703,556

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Deposits:
Interest bearing demand	$44,799	$1,096	2.45%	$25,678	$315	1.23%
Money market	350,386	14,329	4.09%	254,793	6,177	2.42%
Savings	19,649	589	3.00%	6,361	36	0.57%
Time certificates of deposit	264,223	11,312	4.28%	138,931	4,185	3.01%

Total interest bearing deposits	679,057	27,326	4.02%	425,763	10,713	2.52%
Short term borrowings	18,633	959	5.15%	9,530	362	3.80%
Long term borrowings	41,633	1,929	4.63%	1,227	43	3.50%
Junior subordinated debt	50,488	3,551	7.03%	21,108	1,393	6.60%

Total interest bearing liabilities	789,811	33,765	4.28%	457,628	12,511	2.73%
Non-interest bearing liabilities:
Demand deposits	184,726			152,912
Other liabilities	7,621			4,352

Total liabilities	982,158			614,892
Stockholders’ equity	135,312			88,664

Total liabilities and stockholders’ equity	$1,117,470			$703,556

Net interest income		$52,875			$33,826

Net interest spread (5)			4.15%			4.29%
Net interest margin (6)			5.15%			5.12%

(1)	Includes average nonaccrual loans of $928 thousand in the year ended 2006 and $888 thousand in the year ended 2005.

(2)	Net loan fees of $5.1 million and $4.5 million are included in the yield computations for the year ended 2006 and 2005, respectively.
(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis
(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock and interest bearing due from banks.
(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPERATING PERFORMANCE

As a publicly-traded community bank holding company, we focus on several key factors including:

•	Return to our shareholders

•	Return on average assets

•	Asset quality

•	Asset growth

•	Operating efficiency

Return to our shareholders. The return to our shareholders is measured in the form of return on average stockholders’ equity, or ROAE. For the year ended December 31, 2006, our ROAE increased to 11.56% compared to 11.35% for the year ended December 31, 2005. Average stockholders’ equity increased 52.6% to $135.3 million for the year ended December 31, 2006, primarily due to stock issued in the Valley Bancorp acquisition of $94.7 million, or approximately 3.0 million shares, as well as a 55.4% increase in year-over-year net income. For the year ended December 31, 2006, our return on average tangible equity, or ROATE increased to 17.18% compared to 12.44% for the year ended December 31, 2005.

Basic and diluted earnings per share (“EPS”) for the year ended December 31, 2006 were $1.95 and $1.92, respectively, compared to $1.45 and $1.42 for the year ended December 31, 2005, respectively. Book value per share was $21.07 at December 31, 2006, compared to $14.47 at December 31, 2005.

Return on average assets. Our return on average assets, or ROAA, is a measure we use to compare our performance with other banks and bank holding companies. Our ROAA for the year ended December 31, 2006 was 1.40% compared to 1.43% for the year ended December 31, 2005. The reduction in ROAA for the year ended December 31, 2006 was primarily attributed to a 58.8% increase in average assets to $1.1 billion from $703.6 million in for the year ended December 31, 2005, of which $368.6 million was due to growth in average loans.

Asset quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of non-performing loans and non-performing assets as a percentage of total loans and total assets as well as net loan charge-offs as a percentage of average loans, which are key elements in estimating the future earnings of a company. Non-performing loans totaled $647 thousand as of December 31, 2006 and $915 thousand as of December 31, 2005. Non-performing loans as a percentage of total loans decreased to 0.05% as of December 31, 2006, compared to 0.14% at December 31, 2005. Non-performing assets as a percent of total assets were 0.04% as of December 31, 2006, compared to 0.10% at December 31, 2005.

Net loan charge-offs to average loans were 0.05% for the year ended December 31, 2006 compared to 0.01% for the year ended December 31, 2005. Total net loan charge-offs of $469 thousand year-to-date have all been non-real estate related credits, including one commercial loan acquired from Bank of Commerce in August 2005. Notwithstanding this loan, credit quality remained very strong.

Impaired loans increased from $2.1 million as of December 31, 2005 to $6.1 million as of December 31, 2006. This $6.1 million balance includes $421 thousand originated as Community Bank of Nevada loans, $2.9 million originated as Bank of Commerce loans and $2.8 million originated as Valley Bank loans. For a discussion of impaired loans, see “Asset Quality-Impaired Assets.”

Asset growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased to $1.6 billion as of December 31, 2006 from $892.7 million as of December 31, 2005. Gross loans increased to $1.3 billion as of December 31, 2006 compared to $663.4 million as of December 31, 2005. Total deposits increased to $1.2 billion as of December 31, 2006, compared to $725.1 million as of December 31, 2005. Our acquisitions of Cactus on September 30, 2006 and Valley on October 13, 2006 contributed $42.3 million and $403.0 million, respectively, in tangible assets. In addition to those acquisitions during 2006, we produced organic tangible asset growth of $132.5 million.

Operating efficiency. Operating efficiency is the measure of how efficiently overhead expenses are managed in relation to the level of net revenue (net interest income plus other operating income) and indicates the percentage of net revenue that is used to cover expenses. Our efficiency ratio decreased, or improved, to 49.90% for the year ended 2006 compared to 56.82% for the year ended 2005, despite increased occupancy and salary costs related to our growth. Our average efficiency ratio for the three years ended December 31, 2006 was 57.12%. Net interest income before provision increased by 56.3% to $52.9 million for the year ended 2006 compared to $33.8 million for the year ended 2005.

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

We evaluate our allowance for loan losses on a quarterly basis. We believe that the allowance for loan losses, or ALLL, is a “critical accounting estimate” because it is based upon management’s assessment of various quantitative and qualitative factors affecting the collectibility of loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. For a discussion of the allowance and our methodology, see “Financial Condition – Asset Quality – Provision/Allowance for Loan Losses.”

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

We incorporate statistics provided by the FDIC regarding loss percentages experienced by banks in the western United States, as well as an internal five-year loss history, to establish potential risk based on the type of collateral securing each loan. As an additional comparison, we examine local banks within our peer group to determine the nature and scope of their losses to date. These examinations provide an understanding of the geographic and size trends in the local banking community. Finally, we closely examine each credit graded “Special Mention” and below to individually assess the appropriate loan loss reserve for a particular credit.

We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

Although we believe the level of the allowance as of December 31, 2006 was adequate to absorb probable losses in the loan portfolio, a decline in local, economic or other factors could result in increasing losses that cannot be reasonably predicted at this time.

Available for Sale Securities. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available for sale securities be carried at fair value. We believe this to be a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or, if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. We utilize the services of a reputable third party vendor to assist with the determination of estimated fair values.

Adjustments to the fair value of available for sale securities impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

Goodwill and Other Intangibles. Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized for book purposes, although it is reviewed for potential impairment on an annual basis on October 1, or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered “not recoverable” if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Share-Based Compensation. Effective January 1, 2006 (the “adoption date”), we adopted the provisions of the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. Prior to our initial public offering (“IPO”), we used the minimum value method to calculate the fair value of stock options. Subsequent to our IPO, we utilized the Black-Scholes option pricing model to calculate the fair value of stock options. We have adopted SFAS No. 123R using the prospective method for options granted prior to the IPO and the modified prospective method for options granted subsequent to the IPO. Under our transition method, SFAS No. 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased or cancelled. In addition, the expense recognition provision of SFAS No. 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date. In determining the fair value of stock options, we use the Black-Scholes option-pricing model that employs the following assumptions:

•	Expected volatility—based on the historical volatility of similar entities’ stock price that have been public for a period of time at least equal to the expected life of the option.

•	Expected term of the option—based on the simple average of the vesting term and the original contract term.

•	Risk-free rate—based upon the rate on a zero coupon U.S. Treasury bill, for periods within the expected term of the option.

•	Dividend yield—based on the assumption that we do not foresee any circumstances in the immediate future in which cash dividends would be paid on our common stock.

Segment Reporting. With the acquisition of Cactus on September 30, 2006, we increased our business presence in the greater Phoenix market area. As of December 31, 2006, we implemented certain changes in the management and reporting of certain business units and currently, we have two reportable operating segments: Community Bank of Nevada and Community Bank of Arizona.

Trends and Developments Impacting Our Recent Results

Certain trends emerged and developments have occurred that are important in understanding our recent results and that are potentially significant in assessing future performance.

•

Record Setting Loan Growth. From inception, our loan growth has been significant each year. From 2002 to 2006, we experienced a compound annual growth rate of 43.7%. For the year ended December 31, 2006, our loan growth was 88.9%. Several factors can be directly attributed to this considerable growth, including the acquisitions of Cactus and Valley, which together accounted for approximately 62.3% of such growth at the respective dates of acquisition; the addition of well-seasoned local lenders; the appreciation of real estate values; and the increase in lending limits obtained by increasing capital. In addition, we have had considerable growth in the unfunded commitments (primarily construction loans) available to be advanced in 2007.

•

Acquisitions of Cactus and Valley. As part of our growth strategy, on September 30, 2006, we acquired Cactus Commerce Bank, and on October 13, 2006, we acquired Valley Bancorp. The acquisitions contributed a total of $367.6 million in gross loans and $376.0 million in deposits and were accretive to earnings in 2006. We continue to search for strategic acquisitions, however attempting to grow through acquisition does present risks, such as problems of finding suitable opportunities at affordable prices, integrating acquired institutions and other items as discussed in “Item 1A. Risk Factors.”

•

Asset Sensitivity. Management uses various modeling strategies to manage the re-pricing characteristics of our assets and liabilities. These models contain a number of assumptions and cannot take into account all the various factors that influence the sensitivities of our assets and liabilities. At December 31, 2006, our balance sheet was liability sensitive, demonstrating that a larger amount of our interest sensitive liabilities will re-price within certain time horizons than will our interest sensitive assets. Being liability sensitive means generally that in times of rising interest rates, a company’s net interest margin will decrease. It also means that generally in times of falling interest rates, such as we experienced from 2000 to 2003, a company’s net interest margin will be favorably impacted. See “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

•

Impact of Expansion on Non-Interest Expense. In 2006, in conjunction with our acquisitions, we increased the number of branches from nine to fifteen, of which seven are leased properties. These leased properties significantly increased our occupancy and equipment expense. In addition, the acquisitions contributed to the increase in our salaries, wages and employee benefits expense.

Additionally, as a result of being a reporting company, other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the securities laws and compliance with the Sarbanes-Oxley Act of 2002, have continued to increase significantly.

•

Impact of New Accounting Pronouncements. In 2006, we adopted SFAS No.123 (revised) (“SFAS No. 123R”), which, among other things, requires non-cash compensation expense related to stock options to be recorded in the financial statements. Prior to 2006, we had only shown, as permitted by SFAS No. 123, pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for these pro forma results related to years 2006, 2005, and 2004. The pro forma compensation costs presented in these and prior financial statements have been calculated using a minimum value method for options granted prior to our IPO and a fair value method after that date. The pro forma costs may not be indicative of amounts which should be expected in future periods. As a result of the adoption of SFAS No. 123R, we incurred additional compensation expense and director fees of approximately $1.1 million, before tax, for the full year 2006. Estimated future levels of compensation expense recognized related to stock based awards will be impacted by new awards, modifications to awards, cancellation of awards after the adoption of SFAS No. 123R, or additional options granted by the Board of Directors.

Results of Operation

Our results of operation depend primarily on net interest income (interest and dividend income less interest expense). Interest and dividend income are the earnings we receive on our interest earning assets, such as loans and investments. Interest expense is the expense we incur on our interest bearing liabilities, such as interest bearing deposits and other borrowings. Factors that determine the level of net income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income, non-interest income and non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes service charges and other deposit related fees, and non-interest expense consists primarily of employee compensation and benefits, occupancy, equipment and depreciation expense, and other operating expenses.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Year Ended December 31,		Increase (Decrease)
	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Interest and dividend income	$86,640	$46,337	$40,303
Interest expense	33,765	12,511	21,254

Net interest income	52,875	33,826	19,049
Provision for loan losses	3,509	1,085	2,424

Net interest income after provision for loan losses	49,366	32,741	16,625
Non-interest income	2,474	2,275	199
Non-interest expense	27,620	20,512	7,108

Net income before income taxes	24,220	14,504	9,716
Provision for income taxes	8,581	4,439	4,142

Net income	$15,639	$10,065	$5,574

Earnings per share—basic	$1.95	$1.45	$0.50

Earnings per share—diluted	$1.92	$1.42	$0.50

Net Interest Income. Net interest income, our largest source of operating income, is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets, including interest bearing deposits and other borrowings. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. Changes in net interest income are most often measured through two statistics – interest spread and net interest margin. The difference between the yields on earning assets and the rates paid on interest bearing liabilities represents the interest spread. The net interest margin is expressed as the percentage of net interest income to average earning assets. Because non-interest bearing sources of funds, or free funding, principally demand deposits and stockholders’ equity, also support earning assets, the net interest margin exceeds the interest spread.

Net interest income increased 56.3% for the year ended December 31, 2006, compared to December 31, 2005, as interest earned on higher loan volumes along with increased yields outweighed the higher cost of funds. The yield on earning assets increased to 8.43% for the year ended December 31, 2006 compared to 7.02% for the year ended December 31, 2005. Also impacting net interest income for 2006 was the issuance of $51.5 million in trust preferred securities in September 2006. The cost of total interest bearing liabilities increased to 4.28% for the year ended December 31, 2006, compared to 2.73% for the year ended December 31, 2005. The net interest margin increased to 5.15% for the year ended December 31, 2006 compared to 5.12% for the year ended December 31, 2005. The year-over-year increase was achieved, despite increased cost of funds from competitive deposit pricing pressures, increased debt, and the increased use of wholesale deposits to fund our robust loan demand.

The table below sets forth a summary of the changes in consolidated interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	2006 compared to 2005 Increase (decrease) due to change in (1):
	Net Change	Rate	Volume
	(In thousands)
Interest and dividend income:
Loans	$38,725	$5,307	$33,418
Investment securities—taxable	452	378	74
Investment securities—nontaxable	—	7	(7)
Federal funds sold	729	1,093	(364)
Other investments	397	104	293

Total interest and dividend income	40,303	6,889	33,414
Interest expense:
Interest bearing demand	781	313	468
Money market	8,152	4,255	3,897
Savings	553	155	398
Time	7,127	1,764	5,363
Short term borrowings	597	129	468
Long term borrowings	1,886	14	1,872
Junior subordinated debt	2,158	91	2,067

Total interest expense	21,254	6,721	14,533

Net interest income	$19,049	$168	$18,881

(1)	Changes due to the combination of both volume and rate have been allocated to volume changes.

Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2006 was $3.5 million compared to $1.1 million in the year ended December 31, 2005. We incurred net loan charge-offs of $469 thousand for 2006, compared to net loan charge-offs of $34 thousand for 2005. Gross loans increased by $589.8 million in 2006 and $260.1 million in 2005, of which $222.2 million was organic growth. The increase in the amount of the provision for 2006 primarily relates to loan growth, and net loan charge-offs to average loans of 0.05% as of December 31, 2006, increasing from 0.01% of average loans as of December 31, 2005. Non-performing loans to total loans decreased from 0.14% at December 31, 2005 to 0.05% as of December 31, 2006. See “Financial Condition—Loans—Non-Performing Assets.”

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2006	2005
	(In thousands)
Service charges and other income	$1,913	$1,687	$226
Income from bank owned life insurance	373	504	(131)
Rental income	145	—	145
Net gain on sales of loans	41	84	(43)
Net gain on sale of securities	2	—	2

Total non-interest income	$2,474	$2,275	$199

Non-interest income for the year ended December 31, 2006 increased to $2.5 million compared to $2.3 million for the year ended December 31, 2005, primarily due to increases in overdraft, wire and ATM fees attributed to the expanded branch network accomplished with the acquisitions of Cactus and Valley. We experienced a decrease in the income associated with our cash surrender value of bank owned life insurance purchased in July 2004.

Non-Interest Expense. Non-interest expenses are the costs, other than interest expense and the provision for loan losses, associated with providing banking and financial services to customers and conducting our affairs.

The following table presents, for the periods indicated, the major categories of non-interest expense:

	Year Ended December 31,		Increase (Decrease)
	2006	2005
	(In thousands)
Salaries, wages and employee benefits	$15,028	$12,652	$2,376
Occupancy, equipment and depreciation	3,573	2,173	1,400
Professional fees	1,341	1,415	(74)
Advertising and public relations	1,172	909	263
Data processing	931	730	201
Core deposit intangible amortization	884	254	630
Director fees	781	284	497
Stationery and supplies	485	377	108
Insurance	400	285	115
Telephone and postage	390	229	161
Software maintenance	252	102	150
Loan related	215	171	44
Foreclosed assets, net	—	(234)	234
Other	2,168	1,165	1,003

Total non-interest expense	$27,620	$20,512	$7,108

Non-interest expense was $27.6 million for the year ended 2006, compared to $20.5 million for the year ended 2005. The increase was primarily attributable to expenses associated with salaries and employee benefits, an increase of $2.4 million or 18.8% year-over-year, due to the addition of new employees from the acquisitions of Valley and Cactus and the investment in key personnel to support our growth. Including additional Valley employees and additional Cactus employees, we had 238 full-time equivalent employees on December 31, 2006, compared to 160 on December 31, 2005. In addition, the expense associated with the implementation of SFAS No. 123R impacted earnings, before taxes, by $1.1 million for the year ended December 31, 2006. Occupancy expenses associated with operating the expanded branch network also impacted our non-interest expense, which increased 64.4% to $3.6 million in the year ended 2006 from $2.2 million in the year ended 2005. In addition, we recognized $884 thousand in expense in the year ended 2006 due to the amortization of the core deposit intangible associated with our acquisitions of Bank of Commerce, Cactus and Valley. In conjunction with our increased operations, we experienced an increase of $1.0 million, or 86.1%, in other non-interest expense. Included in this amount is merger related expenses associated with the acquisitions of Cactus and Valley, which were $311 thousand for the year ended December 31, 2006, mainly relating to non-recurring costs of system conversions.

Provision for Income Taxes. We recorded tax provisions of $8.6 million in 2006 compared to $4.4 million in 2005. Our effective tax rates were 35% and 31% for 2006 and 2005, respectively. The difference from the expected rate in both years was largely due to the nontaxable nature of income from municipal securities and bank owned life insurance. In addition, a first time state tax expense allocation of $383 thousand was included in our income tax expense in the last half of 2006 and is associated with our loan production operations in California and Arizona. We expect the increased effective rate to continue in 2007. Our estimate of the effective tax rate for 2007 is 37%.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended December 31,		Increase (Decrease)
	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Interest and dividend income	$46,337	$30,038	$16,299
Interest expense	12,511	6,862	5,649

Net interest income	33,826	23,176	10,650
Provision for loan losses	1,085	922	163

Net interest income after provision for loan losses	32,741	22,254	10,487
Non-interest income	2,275	1,489	786
Non-interest expense	20,512	15,946	4,566

Net income before income taxes	14,504	7,797	6,707
Provision for income taxes	4,439	2,376	2,063

Net income	$10,065	$5,421	$4,644

Earnings per share—basic	$1.45	$1.13	$0.32

Earnings per share—diluted	$1.42	$1.10	$0.32

Our net income grew by 85.7% to $10.1 million for the year ended December 31, 2005 as compared to $5.4 million for the year ended December 31, 2004. Our return on average assets was 1.43% and return on average stockholders’ equity was 11.4% for the year ended December 31, 2005, compared to 1.04% and 15.1%, respectively for the year ended December 31, 2004.

Net Interest Income and Net Interest Margin. The 46.0% increase in our net interest income for the year ended December 31, 2005 was due to an increase in interest and dividend income of $16.3 million offset by an increase of $5.6 million in interest expense. Average interest earning assets increased to $660 million during 2005 as compared to $499 million during 2004, reflecting our continuing growth trend and the acquisition of Bank of Commerce. Total interest expense increased as a result of rising interest rates throughout the financial marketplace over the course of the year.

The average yield on our interest earning assets increased to 7.02% in 2005 from 6.02% in 2004. The increase in the average yield on our interest earning assets resulted from an increase in market rates, re-pricing on our adjustable rate loans, and new loans originated with higher interest rates because of the rising interest rate environment and the increase in the percentage of interest earning assets represented by loans as of December 31, 2005. Average loans as a percentage of average earning assets increased to 77.3% as of December 31, 2005 compared to 72.7% for the same period in 2004.

The cost of our average interest bearing liabilities increased to 2.73% in 2005 from 1.90% in 2004. In addition to the increase in the average deposit balances, our average borrowings increased by $7.2 million and average junior subordinated debt increased by $5.6 million.

Our average rate on our interest bearing deposits increased 42.4% from 1.77% as of December 31, 2004 to 2.52% as of December 31, 2005, reflecting the rise in general market rates. Our average rate on total deposits (including non-interest bearing deposits) increased to 1.85% as of December 31, 2005 from 1.30% at December 31, 2004.

Our net interest margin as of December 31, 2005 of 5.12% was higher than our net interest margin at December 31, 2004 of 4.65%, primarily due to the rising rate environment and an increase in the average loans as a percentage of average earning assets.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and nonaccrual loans are included as interest earning assets for purposes of this table.

	Year Ended December 31,
	2005			2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(In thousands, except percentage data)
Assets
Interest earning assets:
Loans (1)(2)(3)	$510,252	$40,973	8.03%	$362,493	$26,415	7.29%
Investment securities—taxable	67,504	2,656	3.93%	57,515	1,981	3.44%
Investment securities—nontaxable (3)	22,448	838	3.73%	23,593	874	3.70%
Federal funds sold	56,607	1,738	3.07%	52,554	692	1.32%
Other investments (4)	3,407	132	3.87%	2,423	76	3.14%

Total interest earning assets	660,218	46,337	7.02%	498,578	30,038	6.02%
Non-earning assets:
Cash and due from banks	18,327			14,338
Other assets	25,011			10,850

Total assets	$703,556			$523,766

Liabilities and Stockholders’ Equity
Interest bearing Liabilities:
Deposits:
Interest bearing demand	$25,678	$315	1.23%	$19,459	$92	0.47%
Money market	254,793	6,177	2.42%	190,322	2,891	1.52%
Savings	6,361	36	0.57%	6,069	14	0.23%
Time certificates of deposit	138,931	4,185	3.01%	125,898	3,057	2.43%

Total interest bearing deposits	425,763	10,713	2.52%	341,748	6,054	1.77%
Short term borrowings	9,530	362	3.80%	3,555	44	1.24%
Long term borrowings	1,227	43	3.50%	—	—	0.00%
Junior subordinated debt	21,108	1,393	6.60%	15,464	764	4.94%

Total interest bearing liabilities	457,628	12,511	2.73%	360,767	6,862	1.90%
Non-interest bearing liabilities:
Demand deposits	152,912			124,737
Other liabilities	4,352			2,352

Total liabilities	614,892			487,856
Stockholders’ equity	88,664			35,910

Total liabilities and stockholders’ equity	$703,556			$523,766

Net interest income		$33,826			$23,176

Net interest spread (5)			4.29%			4.12%
Net interest margin (6)			5.12%			4.65%

(1)	Includes average nonaccrual loans of $888 thousand in 2005 and $2.3 million in 2004.
(2)	Net loan fees of $4.5 million and $3.4 million are included in the yield computations for 2005 and 2004, respectively.
(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis

(4)	Includes Federal Reserve Bank stock, Federal Home Loan Bank stock and Pacific Coast Bankers Bank stock.
(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2005 compared to 2004 Increase (decrease) due to change in (1):
	Net Change	Rate	Volume
	(In thousands)
Interest and dividend income:
Loans	$14,558	$2,693	$11,865
Investment securities—taxable	675	279	396
Investment securities—nontaxable	(36)	10	(46)
Federal funds sold	1,046	922	124
Other investments	56	18	38

Total interest and dividend income	16,299	3,922	12,377
Interest expense:
Interest bearing demand	223	146	77
Money market	3,286	1,723	1,563
Savings	22	20	2
Time	1,128	736	392
Short term & long term borrowings	361	91	270
Junior subordinated debt	629	256	373

Total interest expense	5,649	2,972	2,677

Net interest income	$10,650	$950	$9,700

(1)	Changes due to the combination of both volume and rate have been allocated to volume changes.

Provision for Loan Losses. The provision for loan losses in the year ended December 31, 2005 was $1.1 million compared to $922 thousand in the year ended December 31, 2004. We experienced net loan charge-offs of $34 thousand in 2005 compared to net loan charge-offs of $198 thousand for 2004. Gross loans increased by $260.1 million in 2005 and $53.2 million in 2004. The increase in the amount of the provision for 2005 primarily relates to loan growth, offset by the decrease in net loan charge offs to total loans from 0.05% at December 31, 2004 to 0.01% at December 31, 2005 and non-performing loans to total loans decreasing from 0.24% at December 31, 2004 to 0.14% as of December 31, 2005. See “Financial Condition—Loans—Non-Performing Assets.”

Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2005	2004
	(In thousands)
Service charges and other income	$1,687	$1,175	$512
Income from bank owned life insurance	504	194	310
Net gain on sales of loans	84	108	(24)
Net gain on sales of securities	—	12	(12)

Total non-interest income	$2,275	$1,489	$786

The $786 thousand, or 52.8%, increase in total non-interest income was primarily due to an increase in service charges and other income on deposit accounts resulting from the increased branch network accomplished with the acquisition of the Bank of Commerce, in addition to an increase in cash surrender value of bank owned life insurance purchased in July 2004.

Non-Interest Expense. Non-interest expenses are the costs, other than interest expense and the provision for loan losses, associated with providing banking and financial services to customers and conducting our affairs.

The following table presents, for the periods indicated, the major categories of non-interest expense:

	Year Ended December 31,		Increase (Decrease)
	2005	2004
	(In thousands)
Salaries, wages and employee benefits	$12,652	$10,288	$2,364
Occupancy, equipment and depreciation	2,173	1,495	678
Professional fees	1,415	359	1,056
Advertising and public relations	909	587	322
Data processing	730	558	172
Stationery and supplies	377	230	147
Insurance	285	249	36
Director fees	284	598	(314)
Core deposit intangible amortization	254	—	254
Telephone and postage	229	198	31
Loan related	171	235	(64)
Software maintenance	102	102	—
Foreclosed assets, net	(234)	117	(351)
Other	1,165	930	235

Total non-interest expense	$20,512	$15,946	$4,566

The $4.6 million, or 28.6%, increase in total non-interest expense was primarily attributable to an increase of $2.4 million, or 23.0%, in salary and employee benefits. The increase in salary and employee benefit expense was attributed to the acquisition of Bank of Commerce, and increased personnel for the areas of lending, operations, and audit and compliance. The number of full time equivalent employees increased to 160 at December 31, 2005 compared to 109 at December 31, 2004. In addition to general staffing of the various departments, we were successful in recruiting a Chief Credit Officer in January 2005 and a Chief Risk Manager in September 2005. Professional fees, which include legal fees, accounting and audit services, and consulting fees increased $1.1 million, or 294.1%, year-over-year. The increase in these fees was mainly due to our duties as a public company, including the legal fees associated with SEC reporting, as well as accounting and audit fees attributed to compliance with Section 404 of the Sarbanes-Oxley Act (“SOX”). In our first year as a public company, we also retained the services of an outside consulting company to assist with the implementation of SOX.

Provision for Income Taxes. We recorded tax provisions of $4.4 million in 2005 compared to $2.4 million in 2004. Our effective tax rates were 31% and 30% for 2005 and 2004, respectively. The difference from the expected rate in both years was largely due to the nontaxable nature of income from municipal securities and bank owned life insurance.

Financial Condition

Loans. Total loans increased by $589.8 million, or 88.9%, to $1.3 billion as of December 31, 2006 from $663.4 million as of December 31, 2005. The majority of our year-over-year loan growth was in construction and land development loans, with an increase of 117.0% to $686.3 million from $316.2 million. In addition, commercial real estate loans grew 85.4% to $347.1 million from $187.2 million at December 31, 2005.

The following table shows the amounts of loans outstanding at the end of each of the years indicated:

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Commercial and industrial loans	$177,583	$126,157	$59,820	$62,476	$62,135
Construction loans (1)	686,267	316,221	167,154	133,875	114,144
Commercial real estate loans	347,072	187,236	148,411	122,396	89,612
Residential real estate loans	35,150	30,148	24,097	26,987	23,632
Consumer loans and other	7,139	3,645	3,788	4,348	4,012

Gross loans (2)	1,253,211	663,407	403,270	350,082	293,535
Allowance for loan losses	(14,973)	(8,117)	(6,133)	(5,409)	(4,688)
Deferred loan fees, net	(3,397)	(3,716)	(2,126)	(1,454)	(1,006)

Net loans	$1,234,841	$651,574	$395,011	$343,219	$287,841

(1)	Includes approximately $462.1 million in loans at December 31, 2006 relating to undeveloped land, acquisition and construction loans for commercial real estate projects and approximately $224.2 million in loans at December 31, 2006 relating to undeveloped land, acquisition and construction loans for residential real estate projects.
(2)	Includes purchased participation loans which, at December 31, 2006, were approximately 5.9% of total gross loans at such date.

The following tables show the amounts of loans outstanding as of December 31, 2006, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Lines of credit or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. In the table below, loans are classified as real estate-related if they are collateralized by real estate, regardless of their classification in the previous table. The tables also present, for loans with maturities over one year, an analysis with respect to fixed interest rate loans and floating interest rate loans:

	2006
	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	One Through Five Years	Over Five Years	Total	Floating Rate	Fixed Rate
	(In thousands)
Commercial and industrial	$105,445	$56,462	$15,676	$177,583	$36,767	$35,371
Construction	596,724	84,939	4,604	686,267	66,440	23,103
Commercial real estate	49,169	120,700	177,203	347,072	142,686	155,217
Residential real estate	14,794	10,003	10,353	35,150	16,150	4,206
Consumer and other	2,915	2,071	2,153	7,139	394	3,830

Total	$769,047	$274,175	$209,989	$1,253,211	$262,437	$221,727

Non-performing loans were just 0.05% of total loans as of December 31, 2006. Net loan charges-offs for the year ended 2006 were $469 thousand, or 0.05% of average total loans, and were all non-real estate related credits, the largest of which included a CRE loan acquired from Bank of Commerce. The allowance for loan losses was 1.19% of outstanding loans as of December 31, 2006.

Non-Performing Assets. Generally, loans are placed on nonaccrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured, and other real estate owned, which we refer to as OREO:

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands, except percentage data)
Nonaccrual loans, not restructured	$647	$912	$966	$1,596	$3,213
Accruing loans past due 90 days or more	—	3	2	—	21
Restructured loans	—	—	—	719	—

Total non-performing loans (“NPLs”)	647	915	968	2,315	3,234
OREO	—	—	2,191	1,192	2,655

Total non-performing assets (“NPAs”)	$647	$915	$3,159	$3,507	$5,889

Selected ratios:
NPLs to total loans	0.05%	0.14%	0.24%	0.66%	1.10%
NPAs to total loans and OREO	0.05%	0.14%	0.78%	1.00%	1.99%
NPAs to total assets	0.04%	0.10%	0.55%	0.76%	1.47%

Between the years 2002 and 2006, we experienced an improvement in credit quality as measured by non-performing loans and assets as a percent of total loans and total assets, respectively. This was due, in part, to the following factors: (i) the recruitment of a seasoned Chief Operating Officer (currently serving as President of Community Bank of Nevada) and the subsequent hiring of a new Chief Credit Officer, Credit Administrator and experienced lending personnel; (ii) the continued prosperity of the southern Nevada economy; and (iii) the appreciation of real estate values which has benefited the large CRE portfolio.

At December 31, 2006, we had $647 thousand in nonaccrual loans, which consisted of loans to 11 borrowers, including 4 originated by Bank of Commerce and 2 originated by Valley Bank.

OREO Properties. All OREO properties were sold prior to February 28, 2005.

Impaired Loans. Impaired loans are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of “impaired loans” is not coextensive with the category of “nonaccrual loans,” although the two categories overlap. All loans on nonaccrual, regardless of size, are considered impaired. We review for impairment:

•	All loans that are both (1) Grades 6-8, and (2) over $200,000; and

•	Any others where management believes the bank does not expect to receive contractual interest and/or principal by the contractual due date

In determining whether or not a loan is impaired, we apply our normal loan review procedures on a case-by-case basis, taking into consideration the circumstances surrounding the loan and borrower, including the collateral value, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to the principal and interest owed, and the length of the delay. We measure impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent, the fair value of the collateral less estimated selling costs. Loans for which an insignificant shortfall in amount of payments is anticipated, but where we expect to collect all amounts due, are not considered impaired.

As a separate categorization, any troubled debt restructurings are defined as loans that we have agreed to modify by accepting below market terms, either by granting interest rate concessions or by deferring principal and/or interest payments.

Loans aggregating $6.1 million at December 31, 2006, $2.1 million at December 31, 2005 and $916 thousand at December 31, 2004 were designated as impaired. In August of 2005, impaired loans originated from Bank of Commerce with a fair value of approximately $351 thousand. In October 2006, approximately $2.8 million in loans originated from Valley were later classified as impaired. The total allowance for loan losses related to the total impaired loans was $232 thousand at December 31, 2006, $336 thousand at December 31, 2005 and $444 thousand at December 31, 2004.

The amount of interest income that we would have recorded on nonaccrual and impaired loans, had the loans been current, totaled $42 thousand for 2006, $60 thousand at December 31, 2005 and $93 thousand for 2004. All payments received on loans classified as nonaccrual are applied to principal, and accordingly, no income on such loans was included in our net income for the years ended December 31, 2006, 2005 and 2004.

Allowance for Loan Losses

We must maintain an adequate allowance for loan losses, or ALLL, based on a comprehensive methodology that assesses the probable losses inherent in the loan portfolio. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected or anticipated loss is measurable. General valuation allowances are based on portfolio segmentation derived from risk grading with a further evaluation of various quantitative and qualitative factors. For a discussion of our policy related to the ALLL, see “Critical Accounting Policies—Allowance for Loan Losses.”

Specific Allocations. All classified loans are carefully evaluated for loss portions or potential loss exposure. The evaluation occurs at the time the loan is classified and on a regular basis thereafter (at least quarterly), relating to a specific loan or relationship. Specific allocation of reserves considers the value of the collateral, the financial condition of the borrower, and industry and current economic trends. We review the collateral value, cash flow, and tertiary support on each classified credit. Any deficiency outlined by a real estate collateral evaluation liquidation analysis, or cash flow shortfall, is accounted for through a specific allocation reserve calculation for the loan.

For classified loans that are also classified as “impaired,” an allowance is established when discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

General Allowances. We perform a portfolio segmentation based on loan type and risk grading. Credits are rated into eight different categories (Grades 1-8), with a percentage of the portfolio, based on grade, allocated to the allowance pursuant to SFAS No. 5, Accounting for Contingencies. The loss factors for each risk grade are determined by management based on our overall assessment of our credit quality, taking into account various quantitative and qualitative factors such as: trends of past due and nonaccrual loans, asset classifications, loan grades, collateral value, historical loss experience and economic conditions. The first four grades are considered satisfactory. The other four grades range from a “Watch/Pass” category to a “Doubtful” category.

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except percentage data)
Allowance for loan losses:
Beginning balance	$8,117	$6,133	$5,409	$4,688	$3,700
Loans charged off during period:
Commercial	656	180	367	617	751
Construction	—	—	1	180	—
Commercial real estate	—	—	—	3	—
Residential real estate	—	—	—	177	129
Consumer and other	5	40	15	59	153

Total	661	220	383	1,036	1,033
Recoveries:
Commercial	180	186	121	6	63
Construction	—	—	1	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	63	26	—
Consumer and other	12	—	—	2	—

Total	192	186	185	34	63

Net loans charged-off	469	34	198	1,002	970

Provision for loan losses	3,509	1,085	922	1,723	1,958

Allowance resulting from acquisitions	3,816	933	—	—	—

Ending balance	$14,973	$8,117	$6,133	$5,409	$4,688

Gross loans	$1,253,211	$663,407	$403,270	$350,082	$293,535
Average loans	878,862	510,252	362,493	320,758	272,816
Non-performing loans	647	915	968	2,315	3,234
Selected ratios:
Net loan charge-offs (recoveries) to average loans	0.05%	0.01%	0.05%	0.31%	0.36%
Provision for loan losses to average loans	0.40%	0.21%	0.25%	0.54%	0.72%
Allowance for loan losses to loans outstanding at end of year	1.19%	1.22%	1.52%	1.55%	1.60%
Allowance for loan losses to non-performing loans	2314.2%	887.1%	633.6%	233.7%	145.0%

We consider many factors to determine the amount and allocation of the ALLL. Loss ranges are based on the losses experienced by peer banks nationally and locally. We also review the loss experience of peer banks located in the greater Las Vegas and Phoenix areas. These statistics are measured against our current allocation and our historical loss record for the previous five-year period to aid in assessing the adequacy of our ALLL.

For commercial banks, generally the “Commercial and Industrial Loans Not Secured by Real Estate” category represents the highest risk category. This category has been the largest historical source of losses for us. As a result, we make a significant allocation to this category. The commercial portfolio, which makes up approximately 14.2% of our total loans as of December 31, 2006, is further segmented into subcategories in order to calculate our allowance for loan losses. Categories with historically high losses and risk characteristics, such as certain SBA, UCC-secured loans and unsecured loans are provided a higher loss factor. Other categories, such as stock-and-bond secured or assignment of cash collateral loans are provided a nominal loss factor based upon a history of minimal losses. While the majority of our historical loan charge-offs have occurred in the commercial portfolio, we believe that the allowance allocation is adequate when considering the current composition of the categories of the commercial loans and related loss factors that are utilized.

Our CRE loans are a mixture of new and seasoned properties, retail, office, warehouse, and some special purpose loans. Loans on properties are generally underwritten at a loan-to-value ratio of less than 75% with a minimum debt coverage ratio of 1.25. Our grading system allows our loan portfolio, including real estate, to be ranked across four “pass” risk grades. Generally, the real estate loan portfolio is rated as a Grade 4, “Acceptable Risk.” The risk rated reserve factor increases with each grade increase, and the general real estate portfolio grade of “4” is more reflective of the various risks inherent in the real estate portfolio, such as large size and complexity of individual credits, and overall concentration of credit risk. Accordingly, a greater allowance allocation is provided on CRE loans.

Our construction portfolio reflects some borrower concentration risk, and also carries the enhanced risks generally encountered with construction loans. Construction activity, especially in the greater Las Vegas area, is currently intense, presenting challenges in the timely completion of projects. With any unanticipated problems, a project can be delayed for an extended period, as unscheduled work can be difficult to accomplish due to the high demand for construction workers and delays associated with permitting issues. For these reasons, a higher allocation is justified in this loan category.

We have been engaged in an ongoing and active initiative to ensure we are compliant with both the spirit and letter of the new CRE guidelines promulgated by the regulatory agencies. Our framework for such evolution is multi-faceted and robust in scope, and we believe our systems and methodologies subscribe to the precepts of the guidelines at all levels. Our practices include active and ongoing senior management involvement, including informed oversight by the Board of Directors.

The following table indicates management’s allocation of the allowance and the percent of loans in each category to total loans as of each of the following dates:

	Year Ended December 31,
	2006		2005		2004		2003		2002
	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans
	(In thousands, except percentage data)
Commercial and industrial	$10,930	14.2%	$5,650	19.1%	$4,409	14.8%	$3,772	17.8%	$3,319	21.2%
Commercial real estate	1,797	27.7%	1,389	28.2%	893	36.9%	858	35.0%	715	30.5%
Construction and land development	898	54.8%	415	47.7%	237	41.4%	228	38.2%	190	38.8%
Residential real estate	749	2.8%	225	4.5%	238	6.0%	228	7.7%	190	8.1%
Consumer and other	599	0.5%	438	0.5%	356	0.9%	323	1.3%	274	1.4%

Total	$14,973	100.0%	$8,117	100.0%	$6,133	100.0%	$5,409	100.0%	$4,688	100.0%

Investments

The fair value of our investment securities at December 31, 2006 totaled $109.2 million, compared to $94.4 million at December 31, 2005. The increases experienced year over year, are a result of growth in deposits and the acquisition of Cactus and Valley. Our portfolio of investment securities during 2006 consisted primarily of agency mortgage-backed securities, U.S. government securities and obligations of states and political subdivisions.

The amortized cost and fair value of our portfolio of investment securities at December 31, 2006, December 31, 2005, and 2004 was as follows:

	December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government-sponsored agencies	$37,963	$37,957	$26,504	$26,226	$14,597	$14,518
Municipal bonds	22,382	22,519	22,908	23,188	22,952	23,674
SBA loan pools	815	814	1,121	1,112	348	347
Other debt securities	—	—	500	504	500	521
Mortgage-backed securities	47,727	46,689	44,727	43,348	45,380	45,064
Mutual funds	1,204	1,204	—	—	—	—

Total investment securities	$110,091	$109,183	$95,760	$94,378	$83,777	$84,124

The following tables show the maturities of investment securities at December 31, 2006, and the weighted average yields of such securities, excluding the benefit of tax-exempt securities:

	Year Ended December 31, 2006
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands)
U.S. Government-sponsored agencies	$10,933	4.62%	$27,024	4.99%	$—	—	$—	—
Municipal bonds	2,684	5.62%	15,419	5.12%	4,393	6.31%	—	—
SBA loan pools	34	6.39%	778	5.57%	—	—	—	—
Mortgage-backed securities	54	7.43%	42,994	4.06%	3,641	5.18%	—	—
Mutual funds	1,204	2.98%	—	—	—	—	—	—

Total investment securities	$14,909	4.68%	$86,215	4.56%	$8,034	5.80%	$—	—

Deposits

Total deposits were $1.2 billion at December 31, 2006 compared to $725.1 million at December 31, 2005. The year-over-year increase in total deposits is attributed primarily to the acquisitions of Cactus and Valley, our commitment to relationship banking and the focus on core deposits along with increased performance-based incentives. Non-interest bearing demand deposits increased to $205.1 million, or 17.4% of total deposits, at December 31, 2006, from $196.4 million, or 27.1% of total deposits, at December 31, 2005. Interest bearing deposits are comprised of money market accounts, regular savings accounts, CDs of under $100,000 and CDs of $100,000 or more. Brokered deposits totaled $80.6 million and $33.3 million at December 31, 2006 and 2005, respectively, and are included in CDs under $100,000.

The following table shows the average amount and average rate paid on the categories of deposits for each of the years indicated:

	Year Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(In thousands)
Interest bearing demand	$44,799	2.45%	$25,678	1.23%	$19,459	0.47%
Money market	350,386	4.09%	254,793	2.42%	190,322	1.52%
Savings	19,649	3.00%	6,361	0.57%	6,069	0.23%
Time	264,223	4.28%	138,931	3.01%	125,898	2.43%
Non-interest bearing deposits	184,726	0.00%	152,912	0.00%	124,737	0.00%

Total	$863,783	3.16%	$578,675	1.85%	$466,485	1.30%

With the higher rate environment, we have experienced a migration from non-interest bearing deposits to interest bearing demand accounts, specifically money market accounts. In addition, prior to the acquisition, Valley Bank offered a Super Saver savings account, offering a rate of 4.64% as of October 13, 2006. The Super Saver increased our savings balance and average yield as of December 31, 2006 compared to December 31, 2005. The competitive deposit market, along with the continued strong loan growth, have also increased our use of interest bearing wholesale core deposit programs and brokered certificates.

Additionally, the following table shows the maturities of CDs of $100,000 or more at December 31, 2006 (in thousands):

Due in three months or less	$53,138
Due in over three months through six months	30,674
Due in over six months through twelve months	70,987
Due in over twelve months	10,155

Total	$164,954

Borrowings

Based on the Federal Reserve Board’s recent stabilization of interest rates (following two years of increases) and economic forecasts of flat to lower rates over the next twelve months, we have shifted to wholesale funding sources, to extend liability durations and costs are reasonable, utilizing short and long term Federal Home Loan Bank (“FHLB”) advances. As of December 31, 2006, we had borrowings of $77.7 million as compared to $19.5 million as of December 31, 2005 with note terms from 1 day to 3 years ($55.8 million or 71.8% of borrowings are long term). Long term borrowings are being amortized at the predetermined schedules over the life of the notes.

Short Term Borrowings. Borrowings of $21.9 million as of December 31, 2006 consisted of two FHLB advances and one federal funds purchased advance from Pacific Coast Bankers’ Bank (“PCBB”). The larger of the two FHLB advances, one has a balance of $15.0 million and matures on August 31, 2007, bearing an interest rate of 5.32%. The second advance, $3.5 million, expired on January 10, 2007 with an interest rate of 3.49%. Federal funds purchased from PCBB of $3.4 million were subsequently repaid on January 2, 2007, bearing an interest rate of 6.21%.

Long Term Borrowings. Borrowings of $55.8 million as of December 31, 2006 consist of four FHLB advances to support our strong loan growth. In the year ended 2006, we executed two long term FHLB advances, each for $20.0 million. The notes mature on February 9, 2009 and February 21, 2008, respectively, and bear interest of 4.92%, and 5.00%, respectively. The third advance was acquired from Cactus for $1.0 million, expires on March 23, 2009, and bears interest of 5.01%. The fourth advance was acquired from Valley for $14.8 million, expires on June 23, 2008, and bears interest of 4.07%.

Community Bank of Nevada has a commitment from the FHLB for borrowings, which are collateralized by a blanket lien on all loans secured by real estate and all business loans. The agreement can be terminated by the FHLB at any time. As of December 31, 2006 and 2005, loans with a balance of approximately $152.6 million and $150.9 million, respectively, were pledged as collateral on advances from the FHLB as part of the blanket lien. Under this program, we increase collateral in order to increase borrowing capacity as well as create a new liquidity source for future use. In addition, the acquisitions of Bank of Commerce on August 26, 2005, Cactus on September 30, 2006, and Valley on October 13, 2006, have added borrowings which are collateralized by securities. The interest rate charged on all borrowings is determined by the FHLB at the time of the advance. As of December 31, 2006 and 2005, the remaining borrowing capacity of FHLB advances was $38.7 million and $79.0 million, respectively. Additionally, the parent company has a $10.0 million promissory note with Zions First National Bancorp for a revolving line of credit, which expires in December 2007. There was no balance outstanding under this agreement as of December 31, 2006.

Total interest expense on FHLB borrowings was $2.9 million and $405 thousand for the years ended December 31, 2006 and 2005, respectively, reflecting average interest rates of 4.79% and 3.76%, respectively.

In addition, the issuance of junior subordinated debt in the last half of 2006 provided the capital necessary to complete the Cactus and Valley acquisitions and to continue organic growth. See Note 11 to the Consolidated Financial Statements in Item 8 herein.

Capital Resources and Subordinated Debt

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a minimum ratio of “core” or “Tier I” capital, which consists principally of common equity, to risk-weighted assets of at least 4%, a ratio of Tier I capital to adjusted total assets (leverage ratio) of at least 4% and a ratio of total capital, which includes Tier I capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock, to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

	Regulatory Requirements (Greater Than or Equal to Stated Percentage)		Actual at December 31, 2006
	Adequately Capitalized	Well Capitalized	Community Bank of Nevada	Community Bank of Arizona	Community Bancorp
Tier 1 leverage capital ratio	4.0%	5.0%	11.3%	36.3%	11.7%
Tier 1 risk-based capital	4.0%	6.0%	11.2%	48.2%	11.8%
Total risk-based capital	8.0%	10.0%	12.3%	49.5%	13.7%

We were well capitalized at both the subsidiaries and the holding company at December 31, 2006 for federal regulatory purposes.

In order to manage our capital position more efficiently, we formed Community Bancorp (NV) Statutory Trust I, a statutory trust formed by us with capital of $464 thousand, for the sole purpose of issuing trust preferred securities. During the fourth quarter of 2002, Community Bancorp (NV) Statutory Trust I issued 15,000 Floating Rate Capital Trust Pass-Through Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $15.0 million. The entire proceeds of the issuance were invested by Community Bancorp (NV) Statutory Trust I in $15.5 million of Floating Rate Junior Subordinated Deferrable Interest Debentures, or the subordinated debentures, issued by us, with identical maturity, re-pricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of Community Bancorp (NV) Statutory Trust I. The subordinated debentures mature on September 26, 2032, and bear an interest rate at

December 31, 2006 of 8.76% (based on 3-month LIBOR plus 3.40%), with re-pricing occurring and interest payments due quarterly. The subordinated debentures are redeemable by us, subject to our receipt of prior approval from the Federal Reserve Bank of San Francisco, on any March 26 or December 26 on or after December 26, 2007.

In September 2005, we completed a pooled placement of $20.6 million of trust preferred securities through Community Bancorp (NV) Statutory Trust II (the “Trust”), a statutory trust formed by us with capital of $619 thousand for that purpose. The proceeds from the sale of the securities by the Trust were used by the Trust to purchase $20.6 million in aggregate principal amount of our fixed/floating rate junior deferrable interest debentures, which are due in 2035. These debentures have identical maturity, re-pricing and payment terms as the trust preferred securities from the Trust and bear interest at a fixed rate of 5.94% for the first seven years, after which the rate will reset quarterly at the three-month LIBOR rate plus 1.37% per annum, and are redeemable, in whole or in part, without penalty, at our option after seven years. The interest payments on the debentures made by us will be used to pay the quarterly distributions payable by the Trust to the holders of the trust preferred securities.

In September 2006, we completed the issuance of $50.0 million in trust preferred securities through Community Bancorp (NV) Statutory Trust III, a statutory trust formed by the Company for that purpose. The proceeds from the sale of the Securities were used by the trust to purchase $50.0 million in aggregate principal amount from the Company’s fixed/floating rate junior deferrable interest debentures due in 2036. The debentures bear interest similar to the securities with $25,000,000 bearing interest at a fixed rate of 6.78% for the first five years and floating thereafter at the three-month LIBOR plus 1.60% and $25,000,000 bearing interest at a floating rate of the three-month LIBOR plus 1.60% per annum, which will reset quarterly to the then three-month LIBOR plus 1.60% per annum. The debentures are redeemable, in whole or in part, without penalty, at the option of the Company after five years. The interest payments on the debentures made by the Company will be used to pay the quarterly distributions payable by the Trust to the holders of the securities. The proceeds from the offering provided the capital necessary to complete the Cactus and Valley acquisitions and to continue organic growth.

A summary of the trusts is as follows:

			Interest Rate
Date	Name of Trust	Payments	Fixed Rate	Floating Rate	Maturity	2006	2005
						(In thousands)
September 26, 2002	Community Bancorp (NV) Statutory Trust I	Semi-annually	N/A	3-month LIBOR plus 3.40%	2032	$15,464	$15,464

September 23, 2005	Community Bancorp (NV) Statutory Trust II	Quarterly	5.94% for first 7 years	3-month LIBOR plus 1.37%	2035	20,619	20,619

September 21, 2006	Community Bancorp (NV) Statutory Trust III, fixed portion	Quarterly	6.78% for first 5 years	3-month LIBOR plus 1.60%	2036	26,547	—

September 21, 2006	Community Bancorp (NV) Statutory Trust III, variable portion	Quarterly	N/A	3-month LIBOR plus 1.60%	2036	25,000	—

						$87,630	$36,083

All three trusts have the option to defer payment of the distributions for a period of up to five years, but during any such deferral, we would be restricted from paying dividends. See “Item 5 Trading History and Dividend Policy.” We have guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the trusts. For financial reporting purposes, our investments in the trusts are accounted for under the equity method and included in other assets on the accompanying consolidated balance sheets of our Financial Statements. The subordinated debentures issued and guaranteed by us and held by the trusts are reflected on our consolidated balance sheets in accordance with provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

Under applicable regulatory guidelines, $73.2 million of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.

Contractual Obligations and Off-Balance Sheet Arrangements

Community Bancorp, Community Bank of Nevada and Community Bank of Arizona, in the conduct of ordinary business operations routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. Community Bancorp, Community Bank of Nevada and Community Bank of Arizona are also parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. In addition, in connection with the issuance of the trust preferred securities, Community Bancorp has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that the trusts have not made such payments or distributions and has the funds, therefore: (i) accrued and unpaid distributions; (ii) the redemption price; and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. Management does not believe that these off-balance sheet arrangements have a material current effect on Community Bancorp’s, Community Bank of Nevada’s or Community Bank of Arizona’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, but there can be no assurance that such arrangements will not have a future effect. See our Consolidated Financial Statements in Item 8 for more information regarding our commitments.

The following table sets forth our significant contractual obligations at December 31, 2006:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Junior subordinated deferrable interest debentures	$87,630	$—	$—	$—	$87,630
Long term borrowings	55,755	—	55,755	—	—
Operating lease obligations	10,882	1,412	2,834	2,703	3,933

Total	$154,267	$1,412	$58,589	$2,703	$91,563

The following table sets forth our other significant commitments at December 31, 2006:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Other Commitments
Commitments to extend credit	$351,236	$247,354	$72,923	$20,310	$10,649
Credit cards	2,064	—	2,064	—	—
Standby letters of credit	5,673	3,564	109	2,000	—

Total	$358,973	$250,918	$75,096	$22,310	$10,649

Interest Rate Swaps to Manage the Company’s Interest Rate Risk

During the year ended December 31, 2006, we originated two fixed rate loans with principal balances of approximately $15.3 million and $4.8 million, respectively. The terms of the loans include provisions that pass through any gain or loss to the borrowers resulting from prepayment of the loans and the resulting termination of the interest rate swap agreements. These embedded derivatives have been bifurcated from the loans and recorded at fair value as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The interest rate swap agreements are LIBOR-based under which we pay fixed interest and receive variable interest. The notional values of the swap agreements are equal to the principal balances of the fixed rate loans. Although we have not elected hedge accounting, the transaction results in a natural hedge because the fair value of the swaps offset the fair values of the amount due to or from the borrower.

Fair values for derivative financial instruments are based upon quoted market prices where available, except in the case of certain options and swaps where pricing models are used.

Liquidity Management

The ability to have readily available funds that are sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available for sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short term borrowings or the disposition of short term assets. Our subsidiaries have borrowing lines at correspondent banks totaling $36.5 million. In addition, the parent company has a $10.0 million promissory note with Zions First National Bancorp for a revolving line of credit, which expires in December 2007 and is renewable. We have securities pledged to the FHLB totaling $33.8 million as of December 31, 2006 and $5.2 million securities pledged to FRB Discount window. As of December 31, 2006 we had $60.9 million in securities available to be sold or pledged to the FHLB and/or FRB Discount Window.

As a secondary source of liquidity, we will review the relative distribution of our asset portfolios, i.e., reducing investment or loan volumes and/or selling or encumbering assets. Further, we have the ability to increase liquidity by soliciting higher levels of deposit accounts through promotional activities, wholesale funding and borrowing from our correspondent banks as well as the FHLB. At the current time, our long term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

We follow a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At December 31, 2006, we had $154.0 million in liquid assets comprised of $46.1 million in cash and cash equivalents, including federal funds sold of $8.9 million; and $107.8 million in available for sale securities.

We will concentrate on generating core deposits, e.g. savings, interest-bearing transaction accounts, money market accounts and time certificates of deposit from existing and potential customers. In addition, we will continually assess the benefits of using wholesale funding sources. Wholesale funding includes borrowings from outside sources such as the FHLB, as well as brokered deposits. We acknowledge that wholesale liabilities may carry a higher interest cost than core deposits and that these sources may be more volatile in terms of availability than core deposits. Wholesale funding sources will be utilized as a complement to our overall funding and operating strategy.

Our liquidity is comprised of three primary classifications: cash flows provided by operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the year ended December 31, 2006, net cash provided by operating activities was $21.4 million, compared to net cash provided by operating activities of $11.2 million for the same period in 2005.

Our primary investing activities are the origination of real estate, commercial and industrial loans, as well as the purchase and sale of securities. The main contribution of the net cash in investing activities has been influenced by our loan activity. The net increase in loans for the years ended December 31, 2006 and 2005 was $222.6 million and $154.5 million, respectively.

Net cash used in all investing activities for the years ended December 31, 2006 and 2005 was $229.6 million and $152.1 million, respectively. At December 31, 2006 we had outstanding loan commitments, including credit cards, of $353.3 million and outstanding letters of credit of $5.7 million. We anticipate that we will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the years ended December 31, 2006 and 2005 was $167.5 million and $160.5 million, respectively. These amounts consisted primarily of a net increase in deposits for each respective period, net increases in long term borrowings of $55.8 million in the year ended 2006 and proceeds from the issuance of junior subordinated debt in September 2006 and September 2005 of $50.0 million and $20.0 million, respectively.

Federal and state banking regulations place certain restrictions on dividends paid by Community Bank of Nevada and Community Bank of Arizona to Community Bancorp. The total amount of dividends which may be paid by Community Bank of Nevada or Community Bank of Arizona at any date is generally limited to its retained earnings. At December 31, 2006, Community Bank of Nevada’s retained earnings available for the payment of dividends was approximately $60 million. In addition, $209 million of Community Bancorp’s equity in net assets of Community Bank of Nevada was restricted at December 31, 2006. Accordingly, dividends paid by Community Bank of Nevada to Community Bancorp would be prohibited if the effect thereof would cause Community Bank of Nevada’s capital to be reduced below applicable minimum capital requirements.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities.

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

Our exposure to interest rate risk is reviewed at least quarterly by the ALCO and our Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by our Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.

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

At December 31, 2006, our market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of December 31, 2006:

Market Value of Portfolio Equity

Interest Rate Scenario	Economic Value	Percentage Change from Base	Percentage of Total Assets	Percentage of Equity Book Value
	(In thousands, except percentage data)
Up 300 basis points	216,465	(0.60)%	13.78%	98.90%
Up 200 basis points	217,263	(0.24)%	13.84%	99.27%
Up 100 basis points	217,848	0.03%	13.87%	99.53%
BASE	217,776		13.87%	99.50%
Down 100 basis points	216,873	(0.41)%	13.81%	99.09%
Down 200 basis points	215,113	(1.22)%	13.70%	98.28%
Down 300 basis points	212,655	(2.35)%	13.54%	97.16%

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments, expected life, and decay rates of non-maturing deposits, and therefore should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above if market conditions vary from the underlying assumptions.

Sensitivity of Net Interest Income. In order to measure interest rate risk at December 31, 2006, we used a simulation model to project changes in net interest income that would result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion. In addition, we use derivative instruments to manage our exposure to changes in interest rates. The effects of derivative instruments used to manage interest rate risk associated with earning assets and interest bearing liabilities are included in interest income or expense of the hedged item and consequently affect the yields on those assets and liabilities.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on a ramped basis, by 100, 200 and 300 basis points. At December 31, 2006, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Sensitivity of Net Interest Income

Interest Rate Scenario	Adjusted Net Interest Income (1)	Percentage Change from Base	Net Interest Margin (2)	Net Interest Margin Change (in basis points)
	(In thousands, except percentage data)
Up 300 basis points	$79,175	7.61%	5.00%	34
Up 200 basis points	77,329	5.10%	4.89%	23
Up 100 basis points	75,447	2.54%	4.78%	12
BASE	73,576		4.66%
Down 100 basis points	71,697	(2.55)%	4.55%	(11)
Down 200 basis points	69,839	(5.08)%	4.44%	(22)
Down 300 basis points	68,014	(7.56)%	4.33%	(33)

(1)	Excludes loan fees.
(2)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to, competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on our net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results. Historically, we have been able to manage our net interest income in a fairly narrow range reflecting relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage-backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, our net interest margin (which is net interest income divided by average earning assets) has ranged from a low of 4.65% to a high of 5.15% (not taxable equivalent) which we achieved in 2006, coming off the low levels experienced in 2004 and 2003 of 4.65% and 4.72%, respectively. The improvement in the net interest margin in 2006 is a result of both the higher level of interest rates and the increased yields on earning assets. The net interest margin under the alternative scenarios ranges from 4.33% to 5.00%. Management feels this range of scenarios is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.

The following table sets forth the distribution of re-pricing opportunities of our interest earning assets and interest bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest earning assets and interest bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest earning assets to cumulative interest bearing liabilities and the cumulative gap as a percentage of total assets and total interest earning assets as of December 31, 2006. The table also sets forth the time periods during which interest earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates.

This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	December 31, 2006 Amounts Maturing or Re-pricing in
	3 Months or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Sensitive (1)	Total
	(In thousands, except percentage data)
Assets
Interest-bearing due from banks	$8,501	$—	$—	$—	$—	$8,501
Federal funds sold	8,921	—	—	—	—	8,921
Investment securities	6,089	15,571	69,553	24,534	—	115,747
Loans	882,810	115,977	221,138	33,216	(18,300)	1,234,841
Non-earning assets	—	—	—	—	202,369	202,369

Total assets	$906,321	$131,548	$290,691	$57,750	$184,069	$1,570,379

Liabilities and Stockholders’ Equity
Non-interest bearing demand deposits (2)	$60,158	$39,534	$105,423	$—	$—	$205,115
Interest bearing demand, money market and savings	570,934	—	—	—	—	570,934
Time certificates of deposit	134,188	242,673	23,366	—	—	400,227
Borrowings	26,816	15,369	35,510	—	—	77,695
Junior subordinated debt	40,000	—	25,000	20,000	2,630	87,630
Non-earning liabilities	—	—	—	—	9,907	9,907
Stockholders’ equity	—	—	—	—	218,871	218,871

Total liabilities and stockholders’ equity	$832,096	$297,576	$189,299	$20,000	$231,408	$1,570,379

Period gap	$74,225	$(166,028)	$101,392	$37,750
Cumulative interest earning assets	906,321	1,037,869	1,328,560	1,386,310
Cumulative interest bearing liabilities	832,096	1,129,672	1,318,971	1,338,971
Cumulative gap	74,225	(91,803)	9,589	47,339
Cumulative interest earning assets to cumulative interest bearing liabilities	108.9%	91.9%	100.7%	103.5%
Cumulative gap as a percent of:
Total assets	4.73%	(5.85%)	0.61%	3.01%
Interest earning assets	5.35%	(6.62%)	0.69%	3.41%

(1)	Assets or liabilities and equity which are not interest rate-sensitive.
(2)	We believe that there is some sensitivity to the non-interest bearing demand, as increases in interest rates result in a migration to interest bearing products.

At December 31, 2006, we had $1.0 billion in assets and $1.1 billion in liabilities re-pricing within one year. As a result of this gap analysis, we have found that $91.8 million more of our interest rate sensitive liabilities, as compared to our interest rate sensitive assets, will change to the then-current rate; these changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then-current rate. The ratio of interest earning assets to interest bearing liabilities maturing or re-pricing within one year at December 31, 2006 is 91.9%. This analysis indicates that at December 31, 2006, if interest rates were to increase, the gap would result in a slightly lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short term funding sources such as certificates of deposit.

Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepayment speeds as interest rates decrease; basis risk; and embedded options or the benefit of no-rate funding sources. The relation between product rate re-pricing and market rate changes (basis risk) is not the same for all products.

The majority of interest earning assets generally re-price in conjunction with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as our non-interest bearing demand deposits, as shown in our gap analysis, behave like long term fixed rate funding sources. Management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of quantitative and qualitative disclosures about market risk, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data included in this Annual Report are listed in “Item 15, Exhibits and Financial Statement Schedules” and begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

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

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

The Company acquired Cactus Commerce Bank on September 30, 2006, and management excluded the operations of the former Cactus Commerce Bank from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Cactus Commerce Bank had total assets of approximately $52.2 million as of September 30, 2006. The Company merged with Valley Bancorp on October 13, 2006, and management excluded the five branch operations of the former Valley Bancorp branches from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Valley Bancorp had total assets of approximately $403.5 million as of October 13, 2006. While the acquisitions were considered material to the Company (contributing $376.0 million in total deposits at date of the acquisitions), it did not result in a material change in our internal controls over financial reporting.

McGladrey & Pullen, LLP , the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Community Bancorp

Las Vegas, Nevada

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Community Bancorp and Subsidiaries (collectively referred to as the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Cactus Commerce Bank on September 30, 2006 and Valley Bancorp on October 13, 2006, and management excluded all of the operations of Cactus Commerce Bank and the deposit operations of the former Valley Bancorp branches from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Cactus Commerce Bank had $76.3 million in assets as of December 31, 2006 and net income of $159 thousand for the year then ended. Valley Bancorp had total deposit liabilities of approximately $338.7 million as of October 13, 2006. Our audit of internal controls over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Community Bank of Arizona (formerly Cactus Commerce Bank) as well as the former Valley Bancorp branches.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 15, 2007 expressed an unqualified opinion.

/S/ MCGLADREY & PULLEN, LLP

Las Vegas, Nevada

March 15, 2007

ITEM 9B. OTHER INFORMATION

Not applicable or required.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board has adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and all other employees of the Company. This Code of Conduct and Ethics is posted on our website at http://www.communitybanknv.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on our website at http://www.communitybanknv.com on the investors page.

There were no material changes made during 2006 to the procedures by which security holders may recommend nominees to the Company.

The remainder of the information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders to be held on May 17, 2007.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders to be held on May 17, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders to be held on May 17, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders to be held on May 17, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders to be held on May 17, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

(1) The following financial statements are incorporated by reference from Item 8 hereto:

(2) Financial Statement Schedules

Not applicable.

(b) Exhibits

2.1	Agreement to Merge and Plan of Reorganization, dated June 28, 2006, by and between Community Bancorp and Valley Bancorp (4)

3.1	Certificate of Incorporation, as amended, of Community Bancorp (1)

3.1.1	Amendment to Certificate of Incorporation (1)

3.2	Bylaws of Community Bancorp (1)

4.1	Specimen Share Certificate for Common Stock (1)

4.2	Amended and Restated Declaration of Trust, dated September 21, 2006 (5)

4.3	Indenture, dated September 2006 (5)

10.1	1995 Stock Option and Award Plan (1)

10.2	Form of 1995 Stock Option and Award Plan Option Agreement (1)

10.3	2000 Stock Appreciation Rights Plan (1)

10.4	Lease Agreement, City Centre branch and administrative office lease, dated April 5, 2002, as amended (1)

10.5	Agreement for Information Technology Services between Community Bank of Nevada and Aurum Technology, Inc., dated August 15, 2001, as amended (1)

10.6	Community Bank of Nevada 401(k) Profit Sharing Plan (1)

10.7	Employment Agreement with Edward M. Jamison (1)

10.8	Employment Agreement with Cathy Robinson (1)

10.9	Employment Agreement with Lawrence Scott (1)

10.10	2005 Equity Based Compensation Plan and form award agreements (3)

14.1	Code of Conduct (2)

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications

(1)	Included in the Company’s S-1 Registration Statements and amendments thereto (333-119395), originally filed September 30, 2004, as amended on November 15 and 24, 2004.
(2)	Included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 30, 2005.
(3)	Included in the Company’s Registration Statement (No. 333-126602) on Form S-8, filed on February 14, 2006.
(4)	Included in the Company’s Current Report on Form 8-K filed on June 30, 2006.
(5)	Included in the Company’s Current Report on Form 8-K filed on September 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP

By:	/s/ EDWARD M. JAMISON
Edward M. Jamison President and Chief Executive Officer (Principal Executive Officer)

Dated: March 15, 2007

COMMUNITY BANCORP

By:	/s/ CATHY ROBINSON
Cathy Robinson Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Dated: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on March 15, 2007.

Signature	Capacity

/s/ EDWARD M. JAMISON Edward M. Jamison	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ CATHY ROBINSON Cathy Robinson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LAWRENCE SCOTT Lawrence Scott	Executive Vice President, Chief Operating Officer and Director

/s/ DAN H. STEWART Dan H. Stewart	Director

/s/ GARY W. STEWART Gary W. Stewart	Director

/s/ RUSSELL C. TAYLOR Russell C. Taylor	Director

/s/ JACOB BINGHAM Jacob Bingham	Director

/s/ JACK WOODCOCK Jack Woodcock	Director

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

	2006	2005
	(In thousands, except share data)
Assets
Cash and due from banks	$28,694	$22,186
Interest-bearing deposits in other banks	8,501	35
Federal funds sold	8,921	64,683

Cash and cash equivalents	46,116	86,904
Securities available for sale	107,849	92,777
Securities held to maturity (fair market value approximates $1,334 and $1,601)	1,309	1,566
Required equity investments, at cost	6,589	2,861
Loans, net of allowance for loan losses of $14,973 and $8,117	1,234,841	651,574
Premises and equipment, net	24,133	15,136
Accrued interest receivable	7,668	3,770
Deferred tax assets, net	875	320
Bank owned life insurance	10,071	9,698
Goodwill	115,865	19,698
Core deposit intangible, net of accumulated amortization of $1,138 and $254	8,821	5,077
Other assets	6,242	3,327

Total assets	$1,570,379	$892,708

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$205,115	$196,411
Interest bearing:
Demand	510,454	337,803
Savings	60,480	6,592
Time, $100,000 or more	164,954	74,504
Other time	235,273	109,778

Total deposits	1,176,276	725,088

Short term borrowings	21,940	16,000
Long term borrowings	55,755	3,500
Accrued interest payable and other liabilities	9,907	5,288
Junior subordinated debt	87,630	36,083

Total liabilities	175,232	60,871

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, par value: $0.001; shares authorized: 30,000,000; shares issued: 2006: 10,423,188; 2005: 7,409,087	10	7
Additional paid-in capital	167,359	71,199
Retained earnings	52,402	36,763
Accumulated other comprehensive (loss)	(615)	(935)

	219,156	107,034
Less cost of treasury stock, 34,375 shares	(285)	(285)

Total stockholders’ equity	218,871	106,749

Total liabilities and stockholders’ equity	$1,570,379	$892,708

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$79,698	$40,973	$26,415
Securities:
Taxable	3,108	2,656	1,981
Non-Taxable	838	838	874
Federal funds sold	2,467	1,738	692
Required equity investments	261	132	76
Other	268	—	—

Total interest and dividend income	86,640	46,337	30,038

Interest expense on:
Deposits	27,326	10,713	6,054
Short term borrowings	959	362	44
Long term borrowings	1,929	43	—
Junior subordinated debt	3,551	1,393	764

Total interest expense	33,765	12,511	6,862

Net interest income	52,875	33,826	23,176
Provision for loan losses	3,509	1,085	922

Net interest income after provision for loan losses	49,366	32,741	22,254

Other income:
Service charges and other income	1,913	1,687	1,175
Income from bank owned life insurance	373	504	194
Rental income	145	—	—
Net gain on sales of loans	41	84	108
Net gain on sale of securities	2	—	12

Total other income	2,474	2,275	1,489

Other expenses:
Salaries, wages and employee benefits	15,028	12,652	10,288
Occupancy, equipment and depreciation	3,573	2,173	1,495
Professional fees	1,341	1,415	359
Advertising and public relations	1,172	909	587
Data processing	931	730	558
Core deposit intangible amortization	884	254	—
Director fees	781	284	598
Stationery and supplies	485	377	230
Insurance	400	285	249
Telephone and postage	390	229	198
Software maintenance	252	102	102
Loan related	215	171	235
Foreclosed assets, net	—	(234)	117
Other	2,168	1,165	930

Total other expenses	27,620	20,512	15,946

Income before income taxes	24,220	14,504	7,797
Income tax expense	8,581	4,439	2,376

Net income	$15,639	$10,065	$5,421

Earnings per share:
Basic	$1.95	$1.45	$1.13
Diluted	$1.92	$1.42	$1.10

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	Comprehensive Income	Common Stock		Additional Paid-in Capital	Retained Earnings	Stock Dividends Distributable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Notes Receivable	Total
Description		Outstanding Shares	Amount
Balance, December 31, 2003		4,629,580	$10,258	$—	$21,558	$278	$392	$(285)	$—	$32,201
Distribution of stock dividends declared in 2003		30,405	274	—	—	(274)	—	—	—	—
Comprehensive income:
Net income	$5,421	—	—	—	5,421	—	—	—	—	5,421
Unrealized holding losses on securities available for sale arising during the year, net of taxes of ($108)	(210)	—	—	—	—	—	(210)	—	—	(210)
Reclassification adjustment for realized gains, net of taxes of ($4)	(8)	—	—	—	—	—	(8)	—	—	(8)

	$5,203

Stock options exercised		196,663	84	606	—	—	—	—	(286)	404
Tax benefit related to the exercise of stock options		—	94	380	—	—	—	—	—	474
Stock dividends on common stock, $0.06 per share		30,625	276	—	(276)	—	—	—	—	—
Cash dividends on common stock (in lieu of fractional shares)		—	—	—	(5)	(4)	—	—	—	(9)
Proceeds from sale of common stock		1,860,400	2	39,278	—	—	—	—	—	39,280
Change in par value from no par value to $0.001		—	(10,981)	10,981	—	—	—	—	—	—

Balance, December 31, 2004		6,747,673	$7	$51,245	$26,698	$—	$174	$(285)	$(286)	$77,553

Comprehensive income:
Net income	$10,065	—	—	—	10,065	—	—	—	—	10,065
Unrealized holding losses on securities available for sale arising during the year, net of taxes of ($572)	(1,109)	—	—	—	—	—	(1,109)	—	—	(1,109)

	$8,956

Stock options exercised		18,524	—	105	—	—	—	—	—	105
Tax benefit related to the disqualifying disposition of incentive stock options		—	—	5	—	—	—	—	—	5
Stock issuance for Bank of Commerce acquisition, net of registration costs of approximately ($160)		608,515	—	19,844	—	—	—	—	—	19,844
Repayment of loans secured by stock		—	—	—	—	—	—	—	286	286

Balance, December 31, 2005		7,374,712	$7	$71,199	$36,763	$—	$(935)	$(285)	$—	$106,749

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the years ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	Comprehensive Income	Common Stock		Additional Paid-in Capital	Retained Earnings	Stock Dividends Distributable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Notes Receivable	Total
Description		Outstanding Shares	Amount
Comprehensive income:
Net income	$15,639	—	—	—	15,639	—	—	—	—	15,639
Unrealized holding gains on securities available for sale arising during the year, net of taxes of ($163)	321	—	—	—	—	—	321	—	—	321
Reclassification adjustment for realized gains, net of taxes of ($1)	(1)	—	—	—	—	—	(1)	—	—	(1)

	$15,959

Stock options exercised		21,427	—	227	—	—	—	—	—	227
Share-based compensation		—	—	1,139	—	—	—	—	—	1,139
Tax benefit related to the exercise of stock options		—	—	128	—	—	—	—	—	128
Stock issuance for Valley Bancorp acquisition, net of registration costs of approximately ($168)		2,992,674	3	94,666	—	—	—	—	—	94,669

Balance, December 31, 2006		10,388,813	$10	$167,359	$52,402	$—	$(615)	$(285)	$—	$218,871

Total dividends per share were $0.00, $0.00 and $0.06 for the years ended December 31, 2006, 2005 and 2004, respectively.

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
Cash Flows from Operating Activities:
Net income	$15,639	$10,065	$5,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,447	925	715
(Gain) on sale of fixed assets	(25)	(2)	—
Amortization of core deposit intangible	884	254	—
(Gain) loss on foreclosed assets	—	(262)	87
(Gain) on sale of securities available for sale	(2)	—	(12)
(Income) from bank owned life insurance	(373)	(504)	(194)
Realized (gains) on sales of loans	(41)	(84)	(108)
Proceeds from sales of loans held for sale	2,004	1,466	1,898
(Originations) of loans held for sale	(1,963)	(1,382)	(1,790)
Deferred taxes	(1,201)	103	(897)
Provision for loan losses	3,509	1,085	922
Tax benefit related to exercise of stock options	—	5	474
Share-based compensation expense	1,139	—	—
Net amortization of investment premium and discount	70	440	695
(Increase) in accrued interest receivable	(1,952)	(1,174)	(301)
(Increase) in other assets	(842)	(337)	(188)
Increase in accrued interest payable and other liabilities	3,195	733	2,289
(Income) from required equity investment dividends	(121)	(91)	(40)

Net cash provided by operating activities	21,367	11,240	8,971

Cash Flows from Investing Activities:
Net (increase) in loans	(222,646)	(154,523)	(54,555)
Proceeds from maturities of and principal pay-downs on securities held to maturity	257	392	191
(Purchase) of securities available for sale	(5,118)	(12,481)	(46,574)
Proceeds from maturities of and principal pay-downs on securities available for sale	27,170	21,235	18,806
Proceeds from sales of securities available for sale	2	—	11,376
Net sale of (investment in) required equity investments	(2,457)	271	(939)
(Purchase) of premises and equipment	(891)	(3,202)	(346)
Proceeds from sale of premises and equipment	25	2	—
Proceeds from sale of foreclosed assets	—	2,453	1,105
(Investment in) bank owed life insurance	—	—	(9,000)
Cash (paid) for acquisitions, net	(25,981)	(6,213)	—

Net cash (used in) investing activities	(229,639)	(152,066)	(79,936)

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
Cash Flows from Financing Activities:
Cash dividends (paid) for fractional shares	—	—	(9)
Net increase (decrease) in borrowings	42,081	9,650	(10,000)
Net increase in deposits	75,216	130,595	72,539
Proceeds from issuance of junior subordinated debt	50,000	20,000	—
Proceeds from repayment of loans secured by stock	—	286	—
Excess tax benefit from exercise of stock options	128	—	—
Proceeds from sale of common stock	—	—	39,280
Cost of issuing stock in acquisitions	(168)	(160)	—
Proceeds from exercise of common stock options	227	105	404

Net cash provided by financing activities	167,484	160,476	102,214

Increase (decrease) in cash and cash equivalents	(40,788)	19,650	31,249
Cash and cash equivalents, beginning of year	86,904	67,254	36,005

Cash and cash equivalents, end of year	$46,116	$86,904	$67,254

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$31,794	$12,054	$6,986

Cash paid during the year for taxes	$9,645	$4,000	$3,180

Supplemental disclosure of noncash investing and financing activities:
Other real estate acquired through foreclosure	$—	$—	$2,191

Change in unrealized gain/(loss) on investment securities available for sale	$484	$(1,681)	$(330)

Short-term borrowing arising from other real estate acquired through foreclosure subject to an existing deed of trust	$—	$—	$350

Notes receivable arising from exercise of stock options	$—	$—	$286

Business acquisitions:
Fair value of assets acquired, excluding intangibles	$445,274	$145,670	$—
Goodwill and identifiable intangible assets acquired	101,625	25,029	—
Liabilities assumed	(394,514)	(130,215)	—
Common stock issued	(94,837)	(20,004)	—
Cash acquired from acquisitions	(31,567)	(14,267)	—

Cash paid for acquisitions	$25,981	$6,213	$—

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Community Bancorp (the “Company”) is a bank holding company headquartered in Las Vegas, Nevada. The Company has two consolidated wholly-owned subsidiaries. Community Bank of Nevada (“Community Bank”) is a Nevada state chartered bank providing a full range of commercial and consumer bank products through fourteen branches located in the greater Las Vegas area and two loan production offices in southern California and Arizona. On September 30, 2006, the Company acquired a second subsidiary, Cactus Commerce Bank (“Cactus”), an Arizona state chartered bank with a single full-service branch located in Glendale, Arizona. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practice.

A summary of the significant accounting policies used by the Company and its subsidiaries is as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Community Bank of Nevada and Cactus Commerce Bank. Significant intercompany items and transactions have been eliminated in consolidation. Community Bancorp (NV) Statutory Trust I, Community Bancorp (NV) Statutory Trust II and Community Bancorp (NV) Statutory Trust III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities and therefore do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and direct loan origination costs to be recognized over the life of the loan.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements were reclassified to conform to the 2006 presentation, with no effect on previously reported net income or stockholders’ equity.

Earnings per Share

Basic earnings per share (“EPS”) represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding options, and are determined using the treasury stock method.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share have been computed based on the following:

	2006	2005	2004
	(In thousands, except share and per share data)
Net income	$15,639	$10,065	$5,421

Average number of shares outstanding	8,036,905	6,964,719	4,798,922
Effect of dilutive options	100,063	126,592	142,055

Average number of shares outstanding used to calculate diluted earnings per share	8,136,968	7,091,311	4,940,977

Basic EPS	$1.95	$1.45	$1.13
Diluted EPS	$1.92	$1.42	$1.10

Cash and Cash Equivalents

For purposes of these financial statements, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits in other banks and federal funds sold.

The Company maintains amounts due from banks that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment Securities

Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Any decision made to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are reported at fair value with unrealized gains or losses reported as other comprehensive income (loss), net of the effect of related taxes. The amortization of premiums and accretion of discounts, computed by the interest method over the contractual lives, is recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

Declines in the fair value of individual securities below their amortized cost that are determined to be other-than-temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings and realized losses. In determining other-than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Required Equity Investments

The Company’s subsidiaries, as members of the Federal Home Loan Bank (“FHLB”) system, are required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1.0% of its outstanding home loans or 4.7% of advances from the FHLB. Likewise, as a member of the Federal Reserve Bank (“FRB”) system, each subsidiary bank must maintain an investment in the FRB. Stock held with the FHLB, FRB and Pacific Coast Bankers’ Bank (“PCBB”) is recorded at cost, which represents the redemption value.

Loans

Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees and the allowance for loan losses.

The allowance for loan losses (“ALLL” or the “allowance”) is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent loan recoveries, if any, are credited to the allowance.

The ALLL is an amount that management believes will be adequate to absorb probable losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans as well as prior loss experience and peer bank experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall loan portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of the Company’s loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Southern Nevada and Arizona. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the ALLL based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative and environmental factors pursuant to SFAS No. 5, Accounting for Contingencies.

A loan is impaired when it is probable, based on current information and events, that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impairment is measured on an individual basis for commercial and construction loans based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes, is included in the allowance for loan losses.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

The Company accounts for acquired loans in accordance with Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. SOP 03-3 limits the yield that may be accreted on a loan to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows to be received from the borrower over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

Loans Held for Sale

Loans held for sale are those loans that the Company has the intent to sell in the foreseeable future. They are reported at the lower of aggregate cost or fair value. Gains or losses on the sale of loans are recognized pursuant to SFAS No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities. All sales are made without recourse. The Company issues various representations and warranties associated with the sale of loans. The Company has not incurred any significant losses resulting from these provisions. Loans held for sale at December 31, 2006 or 2005 were not significant.

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

The Company determines a loan to be delinquent when payments have not been made in accordance with the contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Credit card loans and other personal loans are typically charged-off no later than 180 days after becoming delinquent.

Interest that is accrued and not collected for loans placed on nonaccrual status is reversed against interest income. The interest income on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination, commitment fees and certain other direct loan origination costs are deferred and the net amount is amortized as an adjustment to the yield of the related loan. The Company generally amortizes these amounts over the contractual life of the loan. Direct loan origination costs of a completed loan include an estimate of the portion of salaries and benefit expenses that are incremental costs incurred to originate the loan. Commitment fees based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit are generally recognized over the commitment period.

Loan Brokerage and Referral Fees

As a service for customers, the Company has entered into agreements with unaffiliated mortgage companies to complete applications, loan documents and perform pre-underwriting activities for long-term residential mortgages. The fees from these agreements are recognized as income when earned.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets, with estimated useful lives ranging as follows: buildings and improvements—15 to 39 years; equipment, furniture and automobiles—3 to 10 years. Leasehold improvements are depreciated over the lesser of 15 years or the lease term. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

Other Real Estate Owned

Other real estate owned (“OREO”) is real estate that is held for sale and is carried at the lower of cost or fair value of the property based on appraisal, less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances. In turn, a reduction in the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Costs relating to the development and improvement of the property are capitalized. Revenue and expense from the operations of OREO and changes to the valuation allowance are included in other expense.

Bank Owned Life Insurance

The Company funded the purchase of insurance policies on the lives of officers and directors of the Company. The Company has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income. The cash surrender value of the bank owned life insurance policies is recorded as an asset on the consolidated balance sheets.

Advertising costs

Advertising costs are expensed as incurred.

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

Off-Balance Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Core Deposit Intangible

The Company has engaged in acquisitions of financial institutions, and thus assumed deposits and purchased assets from other financial institutions within and outside its market area. A premium was paid on these transactions, and such premium has been recorded as intangible assets, in the form of goodwill and core deposit intangibles. In connection with the acquisitions of Bank of Commerce in August 2005, Cactus Commerce Bank in September 2006 and Valley Bancorp in October 2006, the Company recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill pursuant to SFAS No. 141, Business Combinations. Goodwill is reviewed for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, on October 1 of each year. Goodwill is not being amortized for book purposes, whereas identifiable intangible assets with finite lives are amortized over their useful lives.

In addition to goodwill, a core deposit intangible was separately recognized based on the cumulative present value benefit of acquiring deposits versus an alternative source of funding for the premium related to the core deposits of the banks acquired. The core deposit intangible is subject to amortization over its estimated useful life of seven years related to Bank of Commerce and eight years related to both Cactus Commerce Bank and Valley Bancorp.

Employee Stock Plans

Effective January 1, 2006 (the “adoption date”), the Company adopted the provisions of the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock option grants using the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No share-based compensation expense was reflected in net income, as all options are required by the 1995 Plan and 2005 Plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.

Also prior to the adoption of SFAS No. 123R, the Company applied the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS No. 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. Prior to the Company’s initial public

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering (“IPO”), the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes option pricing model to calculate the fair value of stock options. The Company has adopted SFAS No. 123R using the prospective method for options granted prior to the IPO and the modified prospective method for options granted subsequent to the IPO. Under the Company’s transition method, SFAS No. 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased or cancelled. In addition, the expense recognition provision of SFAS No. 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date.

In addition, prior to the adoption of SFAS No. 123R, all tax benefits resulting from the exercise of stock options were presented as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123R requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statements of cash flows.

The Company uses historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS No. 123R requires that forfeitures be included as part of the grant date estimate. Prior to adopting SFAS No. 123R, share-based compensation expense was reduced when forfeitures occurred. The cumulative effect of forfeitures related to previous SFAS No. 123 pro forma expense was not material.

The following table compares net income adjusted for pro forma share-based compensation expense, net of tax, for the years ending December 31, 2006, 2005 and 2004. The pro forma compensation cost for options granted in 2006, 2005 and 2004 is recognized for the fair value of the stock options granted. Management estimated the fair value of the stock options granted using the minimum value approach for options granted prior to the IPO, which closed in December 2004. The fair values of options granted subsequent to the IPO were calculated using the Black-Scholes model, which resulted in SFAS No. 123R share-based compensation expense of approximately $740,000, net of tax, for the year ending December 31, 2006, included in the net income “as reported” amount below.

	Year ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Net income:
As reported	$15,639	$10,065	$5,421
Deduct total share-based compensation expense determined under the minimum value method for awards granted prior to the IPO, net of related tax effects	(21)	(23)	(37)
Deduct total share-based compensation expensed determined under the fair value method for awards granted subsequent to the IPO, net of related tax effects	—	(511)	(210)

Pro forma	$15,618	$9,531	$5,174

Earnings per share:
As reported:
Basic	$1.95	$1.45	$1.13
Diluted	$1.92	$1.42	$1.10
Pro forma:
Basic	$1.94	$1.37	$1.08
Diluted	$1.92	$1.34	$1.05

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section on the balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available for sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Stock Dividends and Stock Dividends Distributable

Stock dividends are recorded at estimated fair value by transferring an amount from retained earnings to common stock. Stock dividends declared before, but payable after, a period-end are recorded at estimated fair value when declared by charging retained earnings and are reflected as stock dividends distributable in the accompanying financial statements. Stock options and stock appreciation rights have been adjusted for the stock dividends. The Company does not foresee any circumstances in the immediate future in which cash dividends would be paid on common stock.

Stock Split and Shares Authorized

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

All share and per share information has been retroactively adjusted to reflect the September 2004 stock split. In conjunction with the stock split, the par value of common stock changed from no par value to a par value of $0.001. This resulted in a reclassification of approximately $10,981,000 from common stock to additional paid-in capital for the year ended December 31, 2004.

Current Accounting Developments

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Income Tax Uncertainties, or FIN 48, to clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The literature also provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. Management does not anticipate the adoption of FIN 48 will have a material impact on the Company’s financial position, results of the operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS No. 157, there is now a

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common definition of fair value to be used throughout generally accepted accounting principles, which will require the Company to expand disclosures about the use of fair value and the methods used to measure fair value. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how registrants should quantify financial statement misstatements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement, and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be reconsidered using both the rollover and iron curtain methods. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports, rather such corrections may be made the next time the Company files its prior year statements. As of December 31, 2006, there are no material adjustments resulting from the application of SAB 108.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. EITF 06-4 would require the Company to accrue a liability for the postretirement death benefits associated with split-dollar life insurance agreements. An endorsement-type arrangement generally exists when a company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company maintains endorsement split-dollar life arrangements for certain key officers and executives. The Company may have certain policies subject to the provisions of this new pronouncement and is currently evaluating the impact of adoption of EITF 06-4 will have on the Company’s financial statements.

In September 2006, the FASB ratified the consensus reached by the EITF on Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006. The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender date of the policy should be discounted utilizing an appropriate rate of interest. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective, however, the amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the financial impact this Statement will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 2. Acquisition Activity

Bank of Commerce

On August 26, 2005, in accordance with an Agreement to Merge and Plan of Reorganization (the “Agreement”), the Company acquired 100% of the common stock of Bank of Commerce (“Commerce”) in a 50%-cash and 50%-stock transaction valued at approximately $40,484,000, or $33.00 per share of Commerce common stock (the exchange ratio for stock consideration was 1.0039 shares of the Company’s common stock for each Commerce share). The total consideration was paid in 608,515 shares of the Company’s stock and approximately $20,000,000 in cash, in accordance with the provisions of the Agreement. Commerce was a Nevada state chartered bank with three branches located in Las Vegas and Henderson. Since its reorganization in 2000, Commerce had provided a full range of commercial and consumer bank products. There were no material relationships between Commerce, its officers, shareholders or employees and the Company and subsidiaries, its officers, shareholders or employees, other than in respect to the transaction. Funds utilized in the transaction were solely from cash held by the Company. The purpose of the merger was to maximize shareholder value consistent with its fiduciary duties, while at the same time continuing to build a successful and profitable banking franchise. The Company’s Consolidated Statements of Income include the operations of Commerce beginning August 27, 2005.

The following table shows the condensed balance sheet of amounts assigned to assets and liabilities, including all purchase adjustments at the time of acquisition, of Commerce as of August 26, 2005 (in thousands):

Cash and cash equivalents	$14,267
Securities	22,391
Loans, net of allowance	103,125
Goodwill and core deposit intangible	25,029
Other assets	5,887
Deposits	(118,241)
Borrowed funds	(9,500)
Other liabilities	(2,474)

Net assets acquired	$40,484

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The merger was accounted for under the purchase method of accounting. Accordingly, the results of operation of Commerce since the date of acquisition are included in the consolidated financial statements. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date. This is summarized below as of December 31, 2005 (in thousands, except share data):

Fair value of 608,515 shares of the Company's common stock issued:
Common stock issued	$20,004
Cash	20,004

Total merger consideration	40,008
Direct acquisition costs	476

Total cost of the acquisition	40,484
Less fair value of Commerce net tangible assets acquired	(15,455)
Less estimated fair value of core deposit intangible	(5,331)

Estimated goodwill resulting from the transaction	$19,698

As of December 31, 2006, total integration costs incurred were approximately $104,000, net of taxes.

Goodwill is recorded on the balance sheet in connection with the acquisition of Commerce. The Company recognizes the excess of the purchase price over the estimated fair value of the assets received less the fair value of the liabilities assumed as goodwill. The initial purchase price allocation resulted in goodwill of $19,698,000. In 2006, the Company revised its estimate of the acquisition date fair value of some of the acquired tangible assets based on transactions that occurred in 2006. The adjustments relate primarily to the receipt of federal income tax refunds related to Commerce and the estimate of fair value of impaired loans acquired from Commerce. Specifically, the estimate of acquisition date fair value of certain acquired impaired loans has been adjusted since those loans were paid off in 2006. As a result of this reallocation, the recorded value of goodwill was adjusted downward to $18,868,000, which was the balance as of December 31, 2006. None of the goodwill is expected to be deductible for taxes.

As a result of the merger, the Company recorded $5,331,000 of core deposit intangibles, which is being amortized over its expected life of seven years. Amortization expense on Commerce core deposit intangibles was approximately $762,000 and $254,000 for the years ended December 31, 2006 and 2005, respectively. The Company estimates that the amortization expense will be approximately $762,000 for years 2007 through 2011 and $508,000 thereafter. The net book value of the core deposit intangible was $4,315,000 at December 31, 2006.

The following pro forma condensed combined financial information presents the arithmetical combinations of the separate financial results of the Company and Commerce for the years ending December 31, 2005 and 2004, which have been modified to reflect certain acquisition-related adjustments. The pro forma combined financial information gives effect to the merger as if it had occurred as of the beginning of the year.

	As of December 31,
	2005	2004
	(In thousands, except per share data)
Pro forma combined:
Net interest income	$38,888	$29,421

Net income	$10,569	$5,914

Basic earnings per share	$1.44	$1.09

Diluted earnings per share	$1.41	$1.07

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma condensed combined statements of income are presented for information purposes only and the reader should not assume that the combined company would have achieved the pro forma combined results if they had actually been combined on the date or at the beginning of the years presented.

The pro forma combined statements of income, while helpful in illustrating the financial characteristics of the combined company under one set of assumptions, do not reflect the benefits of expected cost savings or opportunities to earn additional revenue, nor do they reflect business integration costs which the Company expects to incur and, accordingly, do not attempt to predict or suggest future results.

Cactus Commerce Bank

Effective September 30, 2006, the Company acquired 100% of the outstanding common stock of Cactus Commerce Bank (“Cactus”), headquartered in Glendale, Arizona. The Stock Purchase Agreement (the “Purchase Agreement”) was entered into on July 20, 2006 and, pursuant to that Purchase Agreement, the Company purchased all of the outstanding shares of Cactus directly from the Cactus shareholders. Under the terms of the Purchase Agreement, 51,935 shares of Cactus common stock, the number of shares outstanding in Cactus on June 20, 2006, including 705 shares representing unvested shares of required equity investments, which vested and were issued immediately prior to the closing, were exchanged and Cactus shareholders received $256.59 in cash for each share of Cactus common stock for a total purchase price of approximately $13,600,000. At the date of acquisition, Cactus became a wholly-owned subsidiary of the Company.

The results of operations for Cactus are included in the Company’s consolidated statements of income from September 30, 2006 through December 31, 2006. The consolidated balance sheets of Community Bancorp as of December 31, 2006 contained in the Company’s financial statements include the total assets and liabilities of Cactus. The merger increases the Company’s presence in Arizona and is consistent with the Company’s strategy to expand into other high-growth markets in Arizona and California.

The following shows the condensed balance sheet amounts assigned to the assets and liabilities of Cactus, including all purchase adjustments at the time of acquisition (in thousands):

Cash and cash equivalents	$4,188
Securities	6,079
Loans, net of allowance	31,170
Goodwill and core deposit intangible	9,887
Other assets	879
Deposits	(37,245)
Borrowed funds	(1,000)
Other liabilities	(358)

Net assets acquired	$13,600

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date, September 30, 2006, as summarized below (in thousands):

Cash consideration	$13,326
Direct costs of acquisition	274

Total cost of the acquisition	13,600
Less fair value of Cactus net tangible assets acquired	(3,713)
Less estimated fair value of core deposit intangible	(415)

Estimated goodwill resulting from the transaction	$9,472

Goodwill is subject to change with the completion of the final tax returns and the elimination of redundant system costs within one year after completion of the merger. Valuations of certain assets and liabilities were performed with the assistance of independent valuation consultants. As a result of an election made under Section 338 of the Internal Revenue Code, the purchase of Cactus stock is deemed an asset purchase and for tax purposes the goodwill will be deducted over fifteen years.

As a result of the Cactus acquisition, the Company recorded approximately $415,000 of the core deposit intangibles. The amortization period of the Cactus core deposit intangible is 8 years. Amortization expense on the Cactus core deposit intangible was approximately $13,000 for the three months ended December 31, 2006. The Company estimates that the amortization expense will be approximately $52,000 for years 2007 through 2011, and $142,000 thereafter. The net book value of the core deposit intangible was approximately $402,000 at December 31, 2006.

Valley Bancorp

On October 13, 2006, the Company acquired 100% of the outstanding common stock of Valley Bancorp (“Valley”), headquartered in Las Vegas, Nevada. Valley was the parent company of Valley Bank, a Nevada state chartered bank. The tax-free merger was completed pursuant to the Agreement to Merge and Plan of Reorganization (the “Merger Agreement”) dated June 28, 2006. At the date of the acquisition, Valley became a wholly-owned subsidiary of the Company, and immediately thereafter, Valley Bank was merged with and into Community Bank of Nevada. The results of operations for Valley are included in the Company’s consolidated statements of income from October 14, 2006 through December 31, 2006. The consolidated balance sheets of Community Bancorp as of December 31, 2006 contained in the Company’s financial statements include the total assets and liabilities of Valley. The merger increases the Company’s presence in Southern Nevada with the anticipation of providing the combined company with financial benefits that include reduced operating expenses.

The total value of the Valley acquisition was approximately $138,785,000, including cancellation of options for Valley stock. Valley shareholders received $46.00 per share of common stock they owned. Per the Merger Agreement, the aggregate consideration mix was limited to 75% the Company’s common stock and 25% cash. As more elections for cash were received than allowed, the elections received for cash were prorated accordingly. The exchange ratio was 1.4516 shares of the Company’s common stock per Valley common share. The Company paid approximately $42,680,000 in cash and issued 2,992,674 shares of common stock in exchange for all outstanding Valley shares and stock options. Cash was paid in lieu of any fractional shares of the Company’s common stock in an amount based on a price of $31.69 per share of the Company’s common stock. The exchange of shares represented approximately 29% of the Company’s outstanding common stock as of the merger date.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valley had 205,757 employee stock options outstanding on October 13, 2006, the acquisition date. All Valley stock options vested upon change in control. The purchase price included the intrinsic value of options to purchase an aggregate of 205,757 shares with a weighted-average exercise price of $10.38.

The following shows the condensed balance sheet amounts assigned to the assets and liabilities of Valley, including all purchase adjustments at the time of acquisition (in thousands):

Cash and cash equivalents	$27,379
Securities	30,632
Loans, net of allowance	332,571
Goodwill and core deposit intangible	91,738
Other assets	12,376
Deposits	(338,727)
Borrowed funds	(15,114)
Deferred tax liabilities	(1,003)
Other liabilities	(1,067)

Net assets acquired	$138,785

The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date as summarized below (in thousands, except share data):

Fair value of 2,992,674 shares of the Company's common stock issued:
Common stock issued	$94,837
Cash	42,680

Total merger consideration	137,517
Direct acquisition costs	1,268

Total cost of the acquisition	138,785
Less fair value of Valley net tangible assets acquired	(47,047)
Less estimated fair value of core deposit intangible	(4,213)

Estimated goodwill resulting from the transaction	$87,525

The allocation of the purchase price may be modified as a result of the following items:

•	The actual acquisition costs incurred by the Company, and

•	Final appraisals, tax returns, evaluations and estimates of fair value.

Certain amounts, including goodwill, are subject to change when the determination of asset and liability values is finalized within one year after completion of the merger. Valuations of certain assets and liabilities were performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.

As a result of the Valley acquisition, the Company recorded approximately $4,213,000 of core deposit intangibles. The amortization period of the Valley core deposit intangible is 8 years. Amortization expense on the Valley core deposit intangible was approximately $110,000 for the three months ended December 31, 2006. The

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company estimates that the amortization expense will be approximately $527,000 for years 2007 through 2011, and $1,468,000 thereafter. The net book value of the core deposit intangible was approximately $4,103,000 at December 31, 2006.

In addition to the above transaction costs, the Company expects to incur integration costs of approximately $600,000 before taxes ($390,000 after taxes), which do not include items that may be capitalized to goodwill in the future. As of December 31, 2006, total integration costs included in other expenses were approximately $202,000, net of taxes.

The following pro forma condensed combined financial information presents the arithmetical combinations of the separate financial results of the Company, Cactus and Valley for the year ending December 31, 2006 and separate financial results of the Company, Commerce, Cactus and Valley for the year ending December 31, 2005, which have been modified to reflect certain acquisition-related adjustments. The pro forma combined financial information gives effect to the mergers as if they had occurred as of the beginning of the year:

	As of December 31,
	2006	2005
	(in thousands, except per share data)
Pro forma combined:
Net interest income	$69,872	$55,413

Net income	$18,442	$15,244

Basic earnings per share	$1.78	$1.47

Diluted earnings per share	$1.76	$1.45

The pro forma condensed combined statements of income are presented for information purposes only and the reader should not assume that the combined company would have achieved the pro forma combined results if they had actually been combined on the date or at the beginning of the years presented.

The pro forma combined statements of income, while helpful in illustrating the financial characteristics of the combined company under one set of assumptions, do not reflect the benefits of expected cost savings or opportunities to earn additional revenue, nor do they reflect business integration costs which the Company expects to incur and, accordingly, do not attempt to predict or suggest future results.

Note 3. Share-Based Compensation

As of December 31, 2006, the Company had one share-based compensation plan in effect and one share-based compensation plan that expired, which are both described below. The compensation cost that has been charged against income for those plans was approximately $1,139,000 for the year ended December 31, 2006. The total reduction in income tax expense recognized in the income statement for share-based compensation arrangements was approximately $399,000 for the year ended December 31, 2006. The compensation cost related to the share-based compensation plans was included in salaries, wages and employee benefit expenses and director fees in the accompanying consolidated income statement and no share-based compensation was capitalized during 2006.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options

The Company’s 1995 Stock Option and Award Plan (the “1995 Plan”) expired in July 2005, although options previously granted under that plan are still vesting and exercisable. On May 19, 2005, the stockholders of the Company approved the 2005 Equity Based Compensation Plan (the “2005 Plan”). The 2005 Plan authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance share cash only awards. Incentive stock options are granted with an exercise price equal to the closing stock price of the Company’s stock at the date of grant; those options generally vest based on five years of continuous service and have 10-year contractual terms. Non-qualified stock options are also granted with an exercise price equal to the closing stock price of the Company’s stock at the date of grant; those options vest immediately and have 10-year contractual terms. The 2005 Plan provides for a maximum of fifteen percent (15%) of the Company’s outstanding shares as of March 24, 2005 and adjusts on each anniversary thereafter to be 15% of the then outstanding number of shares that may be delivered for awards. As of March 24, 2006, the number of shares that may be delivered for awards was 1,107,563. The maximum number of shares that may be granted as incentive stock options is 800,000. As of December 31, 2006, the total number of awards remaining to be granted under the 2005 Plan was 633,063.

The Company’s share-based payment arrangements are designed to attract and retain employees. The Company believes that such awards better align the interests of its employees with those of its stockholders. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results and government regulations.

The pro forma compensation cost for options granted in 2006, 2005 and 2004 is recognized for the fair value of the stock options granted. Management estimated the fair value of the stock options granted using the minimum value approach for options granted prior to the IPO, which closed in December 2004. The fair values of options granted subsequent to the IPO were calculated using the Black-Scholes model that uses the assumptions noted in the table below. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. The Company estimates the expected life of options using the simple average of the vesting term and the original contract term. The risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term. Expected volatility is based on the expected volatility of similar entities that have been public for a period of time at least equal to the estimated life of the options, considering industry, stage of life cycle, size and financial leverage. The dividend yield is based on the assumption that the Company does not foresee any circumstances in the immediate future in which cash dividends would be paid on common stock. The following weighted-average assumptions were used:

	2006	2005	2004
Expected life in years	6.2	7.0	7.0
Risk-free interest rate	5.080%	3.875%	4.000%
Dividend yield	—	—	—
Fair value per optional share	$11.47	$9.49	$3.40
Volatility	25.34%	16.93%	N/A

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the 1995 Plan and 2005 Plan for the years ended December 31, 2006 and 2005, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding options, December 31, 2004	236,334	$11.69
Granted	195,000	31.55
Exercised	(18,524)	5.67
Expired	(1,282)	1.96
Forfeited	(13,534)	21.69

Outstanding options, December 31, 2005	397,994	$21.28	8.6	$4,111,000

Granted	301,000	$30.59
Exercised	(21,427)	10.61
Expired	(3,066)	1.96
Forfeited	(14,007)	30.30

Outstanding options, December 31, 2006	660,494	$25.77	8.3	$3,284,000

Options exercisable, December 31, 2005	186,784	$17.13	8.0	$2,705,000

Options exercisable, December 31, 2006	265,748	$21.62	7.8	$2,410,000

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was approximately $470,000 and $452,000, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$3.92-$5.48	37,818	4.2	$5.39	37,818	$5.39
$7.44-$10.33	15,676	6.8	8.94	8,630	8.36
$15.00	132,500	7.8	15.00	84,500	15.00
$30.29-$30.60	295,500	9.2	30.60	55,000	30.60
$31.55	179,000	8.3	31.55	79,800	31.55

$3.92-$31.55	660,494	8.3	$25.77	265,748	$21.62

As of December 31, 2006, there was approximately $3,116,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted subsequent to the IPO. That cost is expected to be recognized over a weighted-average period of 4.1 years. The aggregate intrinsic value of options vested during the year ended December 31, 2006 was approximately $344,000.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock appreciation rights

On July 20, 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan (“SAR Plan”). The SAR Plan authorized 252,605 rights to be granted to certain directors, officers and key employees at the discretion of the Board of Directors. Prior to the adoption of SFAS No. 123R, the Company accounted for stock appreciation rights (“SAR”) according to FASB Interpretation No. 28 (“FIN 28”). Under FIN 28, the intrinsic value of the SAR was reflected as a liability in the balance sheet. The liability was adjusted every quarter based on the intrinsic value as of the reporting date. Upon adoption of SFAS No. 123R, the Company accounts for SAR using liability accounting. This method requires the Company to record the liability for SAR at fair value, rather than intrinsic value, in the balance sheet. The Company uses the Black-Scholes model to determine the fair value of SAR. The expense related to the SAR plan was approximately $72,000, $446,000 and $2,095,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The total amount in accrued expenses was approximately $429,000 and $357,000 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, there were 17,854 SAR outstanding with a weighted-average exercise price of $4.96. The SAR outstanding are exercisable in the second quarter of 2007 and have an intrinsic value of $450,000 and $476,000 at December 31, 2006 and 2005, respectively.

No further grants will be made from the 2000 Stock Appreciation Rights Plan.

Note 4. Restrictions on Cash and Due from Banks

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. These reserve requirements are based on a percentage of certain deposit liabilities. The total of these reserves as of December 31, 2006 and 2005 were approximately $339,000 and $3,900,000, respectively.

Note 5. Securities

Carrying amounts and estimated fair values of securities available for sale as of December 31, 2006 and 2005 are summarized as follows:

	2006
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Values
	(In thousands)
U. S. Government-sponsored agencies	$37,963	$143	$(149)	$37,957
Municipal bonds	21,312	221	(107)	21,426
SBA loan pools	576	—	(3)	573
Mortgage-backed securities	47,727	122	(1,160)	46,689
Mutual funds	1,204	—	—	1,204

	$108,782	$486	$(1,419)	$107,849

	2005
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Values
	(In thousands)
U. S. Government-sponsored agencies	$26,504	$—	$(278)	$26,226
Municipal bonds	21,618	342	(97)	21,863
SBA loan pools	845	—	(9)	836
Other debt securities	500	4	—	504
Mortgage-backed securities	44,727	1	(1,380)	43,348

	$94,194	$347	$(1,764)	$92,777

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carrying amounts and estimated fair values of securities held to maturity as of December 31, 2006 and 2005 are summarized as follows:

	2006
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Values
	(In thousands)
Municipal bonds	$1,070	$23	$—	$1,093
SBA loan pools	239	2	—	241

	$1,309	$25	$—	$1,334

	2005
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Values
	(In thousands)
Municipal bonds	$1,290	$35	$—	$1,325
SBA loan pools	276	—	—	276

	$1,566	$35	$—	$1,601

The amortized cost and fair value of securities available for sale and held to maturity by contractual maturities as of December 31, 2006 are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities and SBA loan pools because the mortgages underlying the securities may be called or repaid without any penalties, and therefore, they are not included in the maturity categories in the following summary:

	2006
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$13,312	$13,277	$340	$341
Due after one year through five years	42,215	42,282	161	164
Due after five years through ten years	3,748	3,824	569	588
Due after ten years	—	—	—	—
Mortgage-backed securities and SBA loan pools	48,303	47,262	239	241
Mutual funds	1,204	1,204	—	—

	$108,782	$107,849	$1,309	$1,334

Gross realized gains on sales of securities during the years ended December 31, 2006, 2005 and 2004 were approximately $2,000, $0 and $82,000, respectively. Gross realized losses on sales of securities during the years ended December 31, 2006, 2005 and 2004 were approximately $0, $0 and $70,000, respectively. Securities available for sale with carrying amounts of approximately $46,963,000 and $38,863,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, advances from the Federal Home Loan Bank (see Note 10, Borrowed Funds), and for other purposes required or permitted by law.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information pertaining to available for sale securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	2006
	Less Than Twelve Months		Over Twelve Months		Totals
	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value
	(In thousands)
U. S. Government-sponsored agencies	$(1)	$2,284	$(148)	$12,807	$(149)	$15,091
Municipal bonds	(8)	2,615	(99)	6,774	(107)	9,389
SBA loan pools	—	—	(3)	568	(3)	568
Mortgage-backed securities	(4)	1,863	(1,156)	33,492	(1,160)	35,355

	$(13)	$6,762	$(1,406)	$53,641	$(1,419)	$60,403

	2005
	Less Than Twelve Months		Over Twelve Months		Totals
	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value
	(In thousands)
U. S. Government-sponsored agencies	$(99)	$20,392	$(179)	$5,834	$(278)	$26,226
Municipal bonds	(47)	5,736	(50)	1,833	(97)	7,569
SBA loan pools	(9)	836	—	—	(9)	836
Mortgage-backed securities	(471)	19,900	(909)	23,213	(1,380)	43,113

	$(626)	$46,864	$(1,138)	$30,880	$(1,764)	$77,744

At December 31, 2006, 114 available for sale debt securities have unrealized losses with aggregate depreciation of approximately 2% from the Company’s amortized cost-basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the Federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry reports by analysts.

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As the Company has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other-than-temporary.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Loans

The composition of the Company’s loan portfolio as of December 31, 2006 and 2005 is as follows:

	2006	2005
	(In thousands)
Commercial and industrial	$177,583	$126,157
Real estate:
Commercial	347,072	187,236
Residential	35,150	30,148
Construction and land development, including undeveloped land of approximately $223,138 for 2006 and $108,700 for 2005	686,267	316,221
Consumer and other	7,139	3,645

	1,253,211	663,407
Less:
Allowance for loan losses	(14,973)	(8,117)
Net unearned loan fees and discounts	(3,397)	(3,716)

	$1,234,841	$651,574

Owner-occupied commercial real estate loans were approximately 13% and 14% of the Company’s total loan portfolio as of December 31, 2006 and 2005, respectively.

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In thousands)
Balance, beginning of year	$8,117	$6,133	$5,409
Provision for loan losses	3,509	1,085	922
Allowance resulting from acquisitions	3,816	933	—
Loans charged off	(661)	(220)	(383)
Recoveries of amounts charged off	192	186	185

Balance, end of year	$14,973	$8,117	$6,133

Information about impaired and nonaccrual loans as of December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(In thousands)
Impaired loans with a valuation allowance	$811	$820	$916
Impaired loans without a valuation allowance	5,239	1,291	—

Total impaired loans	$6,050	$2,111	$916

Average balance of impaired loans	$5,889	$2,220	$965

Related valuation allowance	$232	$336	$444

Nonaccrual loans, not restructured	$647	$912	$966

Loans past due 90 days or more and still accruing	$—	$3	$2

Interest income recognized on impaired loans	$491	$227	$—

Interest income recognized on a cash basis on impaired loans	$398	$195	$—

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
Land	$6,395	$3,740
Buildings and improvements	16,289	10,375
Equipment and furniture	6,729	5,101
Automobiles	303	233

	29,716	19,449
Less accumulated depreciation	(5,583)	(4,313)

Premises and equipment, net	$24,133	$15,136

Note 8. Income Tax Matters

The cumulative tax effects of the primary temporary differences that created deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,055	$2,706
Unrealized loss on securities available for sale	318	482
Share-based compensation expense	340	125

Total deferred tax assets	5,713	3,313

Deferred tax liabilities:
Premises and equipment	(1,879)	(964)
Deferred loan costs	(396)	(204)
Purchase accounting adjustments	(2,296)	(1,501)
Other	(267)	(324)

Total deferred tax liabilities	(4,838)	(2,993)

Net deferred tax assets	$875	$320

At December 31, 2006 and 2005, no valuation reserve was considered necessary as management believes it is more likely than not that the deferred tax assets will be realized due to taxes paid in prior years or future operations.

The provision for federal income taxes is comprised of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)
Current	$9,782	$4,336	$3,273
Deferred	(1,201)	103	(897)

	$8,581	$4,439	$2,376

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income for the years ended December 31, 2006, 2005 and 2004 due to the following:

	2006		2005		2004
	(In thousands)
Computed “expected” tax expense	$8,477	35%	$5,076	35%	$2,729	35%
Adjustments to income tax resulting from:
Tax-exempt interest income	(293)	(2)%	(444)	(3)%	(297)	(4)%
State taxes, net of federal benefit	175	1%	—	0%	—	0%
Other	222	1%	(193)	(2)%	(56)	(1)%

	$8,581	35%	$4,439	30%	$2,376	30%

Note 9. Deposits

At December 31, 2006, the scheduled maturities of time deposits are as follows (in thousands):

2006
2007	$376,878
2008	22,494
2009	185
2010	525
2011	145

$400,227

At December 31, 2006 and 2005, the Company had no single customer whose total average deposits were 10% or more of the Company’s total average deposits.

Brokered deposits totaled approximately $80,571,000 and $33,274,000 at December 31, 2006 and 2005, respectively, and are included in time deposits on the consolidated balance sheets.

Note 10. Borrowed Funds

Community Bank has a commitment from the Federal Home Loan Bank (“FHLB”) for borrowings, which are collateralized by a blanket lien on all loans secured by real estate and all business loans. The agreement can be terminated by the FHLB at any time. As of December 31, 2006 and 2005, loans with a balance of approximately $152,554,000 and $150,887,000, respectively, were pledged as collateral on advances from the FHLB as part of the blanket lien. In addition, the acquisitions of Bank of Commerce on August 26, 2005, Cactus Commerce Bank on September 30, 2006, and Valley Bancorp on October 13, 2006, have added borrowings which are collateralized by securities. The interest rate charged on all borrowings is determined by the FHLB at the time of the advance. As of December 31, 2006 and 2005, the remaining borrowing capacity of FHLB advances was $38,656,000 and $79,021,000, respectively.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short term borrowings outstanding as of December 31, 2006 and 2005 were as follows (in thousands, except percentage data):

2006
Date	Payments	Interest Rate	Maturity	Advance
August 26, 2005	Interest semi-annually, principal at maturity	FIXED 3.49%	January 10, 2007	$3,500
August 31, 2006	Interest monthly, principal at maturity	FIXED 5.32%	August 31, 2007	15,000
December 29, 2006	Interest and principal at maturity	FIXED 6.21%	January 2, 2007	3,440

				$21,940

2005
Date	Payments	Interest Rate	Maturity	Advance
August 26, 2005	Interest semi-annually, principal at maturity	FIXED 3.12%	July 28, 2006	$1,000
August 31, 2005	Interest monthly, principal at maturity	FIXED 4.04%	August 31, 2006	15,000

				$16,000

Long term borrowings outstanding as of December 31, 2006 were as follows (in thousands, except percentage data):

2006
Date	Payments	Interest Rate	Maturity	Advance
February 7, 2006	Interest monthly, principal at maturity	FIXED 4.92%	February 9, 2009	$20,000
February 21, 2006	Interest monthly, principal at maturity	FIXED 5.00%	February 21, 2008	20,000
September 30, 2006	Interest monthly, principal at maturity	FIXED 5.01%	March 23, 2009	1,000
October 13, 2006	Interest semi-annually, principal at maturity	FIXED 4.07%	June 23, 2008	14,755

				$55,755

Long term borrowings as of December 31, 2005 were $3,500,000, which consisted of one advance, with a fixed interest rate of 3.49%, and a maturity of January 10, 2007. Interest is paid semi-annually, with principal due at maturity. The advance is collateralized by securities and was reclassified as a short term borrowing in 2006.

The Company has agreements with other lending institutions under which it can purchase up to $36,500,000 of federal funds, which includes an agreement for $1,500,000 for Cactus Commerce Bank. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The agreements with Community Bank of Nevada can be terminated by the lending institutions at any time and the agreement with Cactus Commerce Bank expires on June 30, 2007. As of December 31, 2006, the Company had federal funds purchased of $3,440,000 outstanding under the Company’s agreement with PCBB, which was subsequently repaid on January 2, 2007. There were no balances outstanding under these agreements as of December 31, 2005.

In addition, on December 21, 2006, Community Bancorp entered into a promissory note agreement with Zions First National Bank for a $10,000,000 revolving line of credit. The line is unsecured. The initial interest

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate is 6.30%, subject to adjustment based on the 30-day LIBOR, and expires on December 19, 2007. A fee based on the unused portion of the line of credit will be paid quarterly in arrears, at an annual rate of 1/8% and calculated based on the average unused portion of the line of credit for the previous quarter. As of December 31, 2006, there was no balance outstanding under this agreement.

Note 11. Junior Subordinated Debt

As of December 31, 2006 and 2005, the Company had approximately $87,630,000 and $36,083,000, respectively, of trust preferred securities (collectively, the “Securities”) outstanding that are classified as junior subordinated debt on the consolidated balance sheets of the Company. At December 31, 2006, the three-month LIBOR was 5.3601%. Junior subordinated debt outstanding as of December 31, 2006 and 2005 is as follows:

			Interest Rate
Date	Name of Trust	Payments	Fixed Rate	Floating Rate	Maturity	2006	2005
						(In thousands)
September 26, 2002	Community Bancorp (NV) Statutory Trust I	Semi-annually	N/A	3-month LIBOR plus 3.40%	2032	$15,464	$15,464

September 23, 2005	Community Bancorp (NV) Statutory Trust II	Quarterly	5.94% for first 7 years	3-month LIBOR plus 1.37%	2035	20,619	20,619

September 21, 2006	Community Bancorp (NV) Statutory Trust III, fixed portion	Quarterly	6.78% for first 5 years	3-month LIBOR plus 1.60%	2036	26,547	—

September 21, 2006	Community Bancorp (NV) Statutory Trust III, variable portion	Quarterly	N/A	3-month LIBOR plus 1.60%		25,000

						$87,630	$36,083

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

On March 1, 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of December 31, 2006, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit, and the remainder is in Tier II capital.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2006 and 2005 is as follows:

	2006	2005
	(In thousands)
Commitments to extend credit, including unsecured commitments of approximately $26,925 for 2006 and $20,701 for 2005	$351,236	$215,052
Credit card commitments, including unsecured amounts of approximately $2,047 for 2006 and $1,630 for 2005	2,064	1,644
Standby letters of credit, including unsecured commitments of approximately $480 for 2006 and $230 for 2005	5,673	3,224

	$358,973	$219,920

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. The Company has approximately $800,000 and $436,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit at December 31, 2006 and 2005 respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (“FIN 45”). Thereafter, the liability is evaluated pursuant to SFAS No. 5 Accounting for Contingencies. As of December 31, 2006 and 2005, the amount of the liability related to guarantees was approximately $14,000 and $11,000, respectively.

In connection with standby letters of credit, the Company recognizes the related commitment fee received from the third party as a liability at the inception of the guarantee arrangement pursuant to FIN 45. Commitment

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees, where the likelihood of exercise of the commitment is remote, are generally recognized as service fee income on a straight line basis over the commitment period. All other commitment fees are deferred over the entire commitment period and are not recognized as service fee income until the expiration of the commitment period.

Financial Instruments with Concentrations of Credit Risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. Real estate loans accounted for approximately 85% and 80% of the total loans as of December 31, 2006 and 2005, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take. In addition, approximately 3% and 4% of total loans were unsecured as of December 31, 2006 and 2005, respectively. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

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

Lease Commitments

The Company leases certain branches and office facilities under operating leases. The Company has leased seven branch locations, three loan production offices, and its corporate headquarters under various non-cancelable agreements with expiration dates between January 31, 2007 and June 30, 2015, and which require various minimum annual rentals.

Future minimum rental payments due under all term leases are as follows (in thousands):

2007	$1,412
2008	1,454
2009	1,380
2010	1,397
2011	1,306
Thereafter	3,933

$10,882

Total rent expense for all operating leases was approximately $1,214,000, $656,000 and $312,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in occupancy, equipment and depreciation expense on the consolidated statements of income.

In addition to the Company’s commitments as a lessee, the Company also receives monthly rental income from leased space at the Sahara branch. The Company leases approximately 6,400 square feet under an operating

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease with an unrelated third party. The base rent is approximately $12,000 per month with an annual increase of 3%, and is included as rental income on the consolidated statements of income of the Company. The lease expires on June 30, 2009, and contains a 5-year renewal option with rent at the prevailing rate at the time of renewal.

In September of 2005, the Company received a tenant improvement allowance for the Russell offices. The total amount received was approximately $807,000. In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, the allowance is being amortized over the life of the lease, ending in September of 2015. At December 31, 2006 and 2005, the balance was approximately $690,000 and $768,000, respectively, and is included in other liabilities on the consolidated balance sheets.

As of December 31, 2006, there are no material commitments for capital expenditures.

Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The employment agreements require the Company to pay severance in the event of termination of the employee or a change in control of the Company.

Note 13. Stockholders’ Equity

During the year ended December 31, 2004, the Company issued 1,860,400 shares (including the over-allotment option) of its $0.001 par value common stock in an underwritten public offering at a price to the public of $23.00 per share. The proceeds after discounts, commissions, and other costs totaling approximately $3,509,000 were approximately $39,280,000.

At the October 9, 2006 special meeting of stockholders, the proposal to approve an amendment to the Articles of Incorporation increasing the authorized number of shares of common stock from 10,000,000 to 30,000,000 was approved.

Note 14. Employee Benefit Plan

The Company has a qualified 401(k) employee benefit plan (the “Plan”) for all eligible employees. The Company is required to make matching contributions as outlined in the Plan and may elect to contribute a discretionary amount each year. The Company’s total contributions were approximately $255,000, $152,000, and $121,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15. Transactions with Related Parties

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”). In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate loan transactions with related parties for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(In thousands)
Balance, beginning	$4,826	$9,580	$6,750
New loans	3,748	3,185	15,995
Repayments	(4,221)	(6,701)	(13,165)
No longer classified as related party	(234)	(1,238)	—

Balance, ending	$4,119	$4,826	$9,580

In addition to the above amounts, the Company has commitments to extend credit to related parties of approximately $1,094,000 and $828,000 at December 31, 2006 and 2005, respectively.

Included in the 2004 related party loan transactions (shown above), were two loans made for the exercise of stock options. The total outstanding balance of these loans at December 31, 2004 was approximately $286,000, and was reported as a reduction of stockholders’ equity. These recourse loans were secured by the Company’s stock and were on the same terms as those for comparable loans with non-related parties. The loans were paid off in 2005.

None of these related party loans are past due, on nonaccrual status, or restructured to provide a reduction or deferral of interest or principal because of deteriorations in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2006.

Deposits from directors, principal officers and their affiliates totaled $22,838,000 and $13,783,000 at December 31, 2006 and 2005, respectively.

Note 16. Regulatory Capital

The Company, and its wholly-owned subsidiaries, Community Bank and Cactus, are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and each of its subsidiaries must meet specific capital guidelines that involve qualitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, all of which are defined in the regulations. Management believes, as of December 31, 2006 and 2005, that the Company and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

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

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006 the most recent notification from federal banking agencies categorized Community Bank and Cactus as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, Community Bank and Cactus must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed this categorization for each of the subsidiaries.

The actual capital amounts and ratios of the Company and its wholly-owned subsidiaries, Community Bank and Cactus, are presented in the following tables:

	As of December 31, 2006
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentage data)
Total Capital (to Risk-Weighted Assets):
Community Bank	$168,006	12.3%	$109,689	8%	$137,111	10%
Cactus	$24,063	49.5%	$3,892	8%	$4,865	10%
Company	$194,772	13.7%	$113,912	8%	N/A	N/A

Tier I Capital (to Risk-Weighted Assets):
Community Bank	$153,690	11.2%	$54,845	4%	$82,267	6%
Cactus	$23,454	48.2%	$1,946	4%	$2,919	6%
Company	$167,961	11.8%	$56,956	4%	N/A	N/A

Tier I Capital (to Average Assets):
Community Bank	$153,690	11.3%	$54,416	4%	$68,020	5%
Cactus	$23,454	36.3%	$2,584	4%	$3,231	5%
Company	$167,961	11.7%	$57,277	4%	N/A	N/A

	As of December 31, 2005
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands, except percentage data)
Total Capital (to Risk-Weighted Assets):
Community Bank	$83,777	11.4%	$58,595	8%	$73,244	10%
Company	$126,025	16.3%	$61,910	8%	N/A	N/A

Tier I Capital (to Risk-Weighted Assets):
Community Bank	$75,889	10.4%	$29,298	4%	$43,947	6%
Company	$109,921	14.2%	$30,955	4%	N/A	N/A

Tier I Capital (to Average Assets):
Community Bank	$75,889	9.3%	$32,692	4%	$40,865	5%
Company	$109,921	13.1%	$33,600	4%	N/A	N/A

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal source of Community Bancorp’s cash reserves are dividends received from Community Bank of Nevada. Nevada law imposes certain restrictions on a bank’s ability to pay dividends and prohibits a bank from paying dividends if doing so would reduce its stockholders’ equity below (i) the initial stockholders’ equity of the bank, or (ii) 6% of the total deposit liability of the bank, as determined by the Nevada Department of Business and Industry, Financial Institutions Division. As a result of the State of Nevada banking regulations, which require the sum of the bank’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the bank’s total daily deposit liabilities for the preceding 60 days approximately $71,434,000 and $43,623,000 of Community Bank’s stockholders’ equity was restricted at December 31, 2006 and 2005, respectively.

Note 17. Derivative Financial Instruments

Interest Rate Swaps to Manage the Company’s Interest Rate Risk

During the year ended December 31, 2006, the Company originated two fixed rate loans with principal balances of approximately $15,250,000 and $4,750,000, respectively. The terms of the loans include provisions that pass through any gain or loss to the borrowers resulting from prepayment of the loans and the resulting termination of the interest rate swap agreements. These embedded derivatives have been bifurcated from the loans and recorded at fair value as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The interest rate swap agreements are LIBOR-based under which the Company will pay fixed interest and receive variable interest. The notional values of the swap agreements are equal to the principal balances of the fixed rate loans. Although the Company has not elected hedge accounting, the transaction results in a natural hedge because the fair value of the swaps offset the fair values of the amount due to or from the borrower. At December 31, 2006, the fair values of the derivatives are reflected in other assets and other liabilities, as applicable, in the consolidated balance sheets.

Fair values for derivative financial instruments are based upon quoted market prices where available, except in the case of certain options and swaps where pricing models are used.

Note 18. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information for financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2006 or 2005. The estimated fair value amounts for 2006 and 2005 have been measured as of year end, and have not been reevaluated or updated for purposes of these financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at year end.

The information presented below should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheets for cash, due from banks, interest-bearing deposits in other banks and federal funds sold approximate their fair value.

Securities

Fair value for securities is based on quoted market prices where available or on quoted markets for similar securities in the absence of quoted prices on the specific security. Securities available for sale are reported in the balance sheets at fair value. Securities held to maturity are reported in balance sheet at cost.

Required Equity Investments

The Company's subsidiary banks are members of the Federal Home Loan Bank, Federal Reserve Bank and Pacific Coast Bankers Bank systems and maintain an investment in capital stock of each of these banks. No ready market exists for the stock and it has no quoted market value.

Loans

For loans with variable interest rates that re-price frequently and that have experienced no significant change in credit risk, fair value is based on carrying value. Variable rate loans comprised approximately 73% of the total loan portfolio at both December 31, 2006 and 2005. Fair value of all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the re-pricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

Accrued Interest Receivable and Payable

The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate their fair values.

Deposits

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

Short Term Borrowings and Long Term Borrowings

The carrying amounts reported in the consolidated balance sheets for short term borrowings approximate their fair values. Fair values for long term borrowings are estimated using a discounted cash flow calculation at current market rates.

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

Off-Balance Sheet Instruments

Fair value for off-balance sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$46,116	$46,116	$86,904	$86,904
Securities available for sale	107,849	107,849	92,777	92,777
Securities held to maturity	1,309	1,334	1,566	1,601
Required equity investments	6,589	6,589	2,861	2,861
Loans, net of allowance for loan losses	1,234,841	1,222,388	651,574	647,679
Accrued interest receivable	7,668	7,668	3,770	3,770
Derivative financial instruments	1,000	1,000	—	—

Liabilities:
Deposits	1,176,276	1,177,606	725,088	723,468
Short term borrowings	21,940	21,940	16,000	16,000
Long term borrowings	55,755	55,264	3,500	3,457
Accrued interest payable	2,761	2,761	790	790
Junior subordinated debt	87,630	86,362	36,083	35,423
Derivative financial instruments	1,000	1,000	—	—

Interest Rate Risk

The Company assumes interest rate risk—the risk that general interest rate levels will change—as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Also, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Commitments

The estimated fair value of fee income on letters of credit at December 31, 2006 and 2005 is insignificant. Loan commitments on which the committed fixed interest rate is less than the current market rate are also insignificant at December 31, 2006 and 2005.

Note 19. Condensed Financial Information of Parent Company

The condensed financial statements of Community Bancorp are as follows:

Balance Sheets

	As of December 31,
	2006	2005
	(In thousands)
Assets
Cash and cash equivalents	$447	$18,450
Securities available for sale	769	864
Investment in Community Bank of Nevada stock	267,867	99,728
Investment in Cactus Commerce Bank stock	33,520	—
Loans, net of allowance for loan losses of $0 and $229	—	21,597
Other assets	4,451	2,453

Total assets	$307,054	$143,092

Liabilities and Stockholders’ Equity
Accrued interest payable and other liabilities	$553	$260
Junior subordinated debt	87,630	36,083

	88,183	36,343

Stockholders’ Equity	218,871	106,749

Total liabilities and stockholders’ equity	$307,054	$143,092

Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Total interest and dividend income	$6,949	$1,263	$127
Interest expense	3,696	1,393	764

Net interest income (loss)	3,253	(130)	(637)
Provision for loan losses	97	129	67

Net interest income (loss) after provision for loan losses	3,156	(259)	(704)
Total other expenses	1,766	1,196	1,646

Income (loss) before income taxes	1,390	(1,455)	(2,350)
Income tax (benefit)	(1,147)	(393)	(735)

	2,537	(1,062)	(1,615)
Equity in undistributed net income of subsidiaries	13,102	11,127	7,036

Net income	$15,639	$10,065	$5,421

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash Flows from Operating Activities:
Net income	$15,639	$10,065	$5,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net (income) of subsidiaries	(13,102)	(11,127)	(7,036)
Provision for loan losses	97	129	67
Tax benefit related to the exercise of stock options	—	5	474
Net amortization of investment premium and discount	4	8	18
Share-based compensation expense	386	—	—
(Increase) decrease in other assets	129	289	(1,187)
Increase (decrease) in accrued interest payable and other liabilities	293	(1,360)	1,608

Net cash provided by (used in) operating activities	3,446	(1,991)	(635)

Cash Flows from Investing Activities:
Proceeds from maturities of and principal paydowns on securities available for sale	86	176	429
(Investment in) stock of subsidiaries	(36,000)	(1,500)	—
Cash (paid) for acquisitions	(57,548)	(20,480)	—
Net (increase) decrease in loans	21,826	(14,838)	(4,279)

Net cash (used in) investing activities	(71,636)	(36,642)	(3,850)

Cash Flows from Financing Activities:
Dividends (paid)	—	—	(9)
Proceeds from issuance of junior subordinated debt	50,000	20,000	—
Excess tax benefit from exercise of stock options	128	—	—
Proceeds from exercise of common stock options	227	105	690
Cost of issuing stock in acquisitions	(168)	(160)	—
Proceeds from sale of common stock	—	—	39,280

Net cash provided by financing activities	50,187	19,945	39,961

Increase (decrease) in cash and cash equivalents	(18,003)	(18,688)	35,476
Cash and cash equivalents, beginning of year	18,450	37,138	1,662

Cash and cash equivalents, end of year	$447	$18,450	$37,138

Note 20. Segment Information

The Company provides a full range of banking services through its two consolidated subsidiaries, Community Bank of Nevada and Cactus Commerce Bank. The Company manages its business with a primary focus on each subsidiary. Thus the Company has identified two operating segments. Parent company information is included in the “Other” category because it represents an overhead function rather than an operating segment. The Company has not aggregated any operating segments.

The Company reported one segment in the financial statements issued prior to December 31, 2006. As a result of the acquisition of Cactus Commerce Bank as discussed in Note 2, the Company has identified this acquisition as a separate reportable operating segment.

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reported segments derive the majority of their revenues from interest income and the chief operating decision maker relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segments. The accounting policies of the reported segments are the same as those of the Company as described in Note 1. Transactions between segments consist of loan participations, which are recorded at par value with no resulting gain or loss.

The Company does not have a single external customer from which it derives 10% or more of its revenues. The following is a summary of selected operating segment information as of and for the years ended December 31, 2006, 2005, and 2004 (in thousands, except percentage number of branch locations and employee data).

Balance Sheet Information

	For the year ended December 31, 2006
	Community Bank of Nevada	Cactus Commerce Bank	Other	Intersegment Eliminations	Totals

Loans, net of allowance for loan losses	$1,188,980	$45,861	$—	$—	$1,234,841
Goodwill and core deposit intangible	114,812	9,874	—	—	124,686
Total assets	1,489,482	76,331	5,667	(1,101)	1,570,379
Deposits	1,135,382	41,341	—	(447)	1,176,276
Total liabilities	1,221,615	42,811	88,183	(1,101)	1,351,508
Total stockholders’ equity	267,867	33,520	(82,516)	—	218,871

Statements Of Income

Net interest income (loss)	$53,595	$814	$3,253	$(4,787)	$52,875
Provision for loan losses	3,350	62	97	—	3,509

Net interest income (loss) after provision for loan losses	50,245	752	3,156	(4,787)	49,366
Total other operating income	2,397	77	—	—	2,474
Total other expenses	25,299	555	1,766	—	27,620

Income (loss) before income taxes	27,343	274	1,390	(4,787)	24,220
Income tax expense (benefit)	9,613	115	(1,147)	—	8,581

Net income (loss)	$17,730	$159	$2,537	$(4,787)	$15,639

	Community Bank of Nevada	Cactus Commerce Bank	Other	Intersegment Eliminations	Totals
Number of branch locations	14	1	—	—	15
Full-time equivalent employees	222	16	—	—	238

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Information

	For the year ended December 31, 2005
	Community Bank of Nevada	Other	Intersegment Eliminations	Totals
Loans, net of allowance for loan losses	$629,977	$21,597	$—	$651,574
Goodwill and core deposit intangible	24,775	—	—	24,775
Total assets	868,528	43,364	(19,184)	892,708
Deposits	743,538	—	(18,450)	725,088
Total liabilities	768,800	36,343	(19,184)	785,959
Total stockholders’ equity	99,728	7,021	—	106,749

Statements of Income

Net interest income (loss)	$33,956	$(130)	$—	$33,826
Provision for loan losses	956	129	—	1,085

Net interest income (loss) after provision for loan losses	33,000	(259)	—	32,741
Total other operating income	2,275	—	—	2,275
Total other expenses	19,316	1,196	—	20,512

Income (loss) before income taxes	15,959	(1,455)	—	14,504
Income tax expense (benefit)	4,832	(393)	—	4,439

Net income (loss)	$11,127	$(1,062)	$—	$10,065

	Community Bank of Nevada	Other	Intersegment Eliminations	Totals
Number of branch locations	9	—	—	9
Full-time equivalent employees	160	—	—	160

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Information

	For the year ended December 31, 2004
	Community Bank of Nevada	Other	Intersegment Eliminations	Totals
Loans, net of allowance for loan losses	$388,123	$6,888	$—	$395,011
Total assets	564,449	47,206	(37,694)	573,961
Deposits	513,390	—	(37,138)	476,252
Total liabilities	517,018	17,084	(37,694)	496,408
Total stockholders’ equity	47,431	30,122	—	77,553

Statements of Income

Net interest income (loss)	$23,813	$(637)	$—	$23,176
Provision for loan losses	855	67	—	922

Net interest income (loss) after provision for loan losses	22,958	(704)	—	22,254
Total other operating income	1,489	—	—	1,489
Total other expenses	14,300	1,646	—	15,946

Income (loss) before income taxes	10,147	(2,350)	—	7,797
Income tax expense (benefit)	3,111	(735)	—	2,376

Net income (loss)	$7,036	$(1,615)	$—	$5,421

	Community Bank of Nevada	Other	Intersegment Eliminations	Totals
Number of branch locations	5	—	—	5
Full-time equivalent employees	111	—	—	111

Note 21. Quarterly Data (Unaudited)

Unaudited quarterly financial data for the years ended December 31, 2006 and 2005 is as follows:

	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest and dividend income	$29,954	$20,727	$19,263	$16,696	$15,394	$12,561	$9,676	$8,706
Interest expense	13,092	8,388	6,866	5,419	4,703	3,326	2,306	2,176

Net interest income	16,862	12,339	12,397	11,277	10,691	9,235	7,370	6,530
Provision for loan losses	385	1,517	625	982	269	725	91	—

Net interest income, after provision for loan losses	16,477	10,822	11,772	10,295	10,422	8,510	7,279	6,530
Non-interest income	774	618	554	528	803	677	419	376
Non-interest expenses	8,941	6,381	6,623	5,675	7,027	5,421	4,641	3,423

Income before income taxes	8,310	5,059	5,703	5,148	4,198	3,766	3,057	3,483
Income tax expense	2,916	2,002	1,940	1,723	1,221	1,080	1,037	1,101

Net income	$5,394	$3,057	$3,763	$3,425	$2,977	$2,686	$2,020	$2,382

Earnings per share:
Basic	$0.54	$0.41	$0.51	$0.46	$0.40	$0.38	$0.30	$0.35

Diluted	$0.54	$0.41	$0.50	$0.46	$0.40	$0.38	$0.29	$0.35

COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22. Subsequent Events

On January 18, 2007, at a meeting of the board of directors of Community Bank of Nevada, it was resolved that the Jones branch would be closed. The estimated closing date is April 20, 2007. The Company does not believe the closure of this branch will have a material impact on its financial statements.

On February 16, 2007, under Community Bancorp, Community Bank of Nevada’s President and Chief Executive Officer announced the consolidation of two Henderson, Nevada branches. The Green Valley branch located at 1441 W. Warm Springs Road was consolidated with the Stephanie branch located at 370 N. Stephanie Street. The consolidation was implemented due to the close proximity of the two branches. The Company does not believe the consolidation these branches will have a material impact on its financial statements.

On February 20, 2007, Community Bancorp’s wholly-owned subsidiary, Cactus Commerce Bank, announced its name change to Community Bank of Arizona, effective immediately.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Community Bancorp

Las Vegas, Nevada

We have audited the consolidated balance sheets of Community Bancorp and Subsidiary (collectively referred to as the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/    MCGLADREY & PULLEN, LLP

Las Vegas, Nevada

March 15, 2007