Form 10-Q
period 2007-03-31
Community Bancorp
filed 2007-05-07
CIK 1304366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000 – 51044

COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

Nevada	01-0668846
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

400 South 4th Street, Suite 215, Las Vegas, NV	89101
(Address of principal executive offices)	(Zip Code)

(702) 878 – 0700

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding as of April 30, 2007
Common Stock, $0.001 par value	10,419,924 shares

COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006 (Unaudited)

	March 31, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Cash and due from banks	$36,019	$28,694
Interest bearing deposits in other banks	3,932	8,501
Federal funds sold	97,457	8,921

Cash and cash equivalents	137,408	46,116

Securities available for sale, at fair value	101,578	107,849
Securities held to maturity, at amortized cost (fair value of $1,276 as of March 31, 2007 and $1,334 as of December 31, 2006)	1,254	1,309
Required equity investments, at cost	11,527	6,589
Loans, net of allowance for loan losses of $15,615 as of March 31, 2007 and $14,973 as of December 31, 2006	1,277,554	1,234,841
Premises and equipment, net	24,413	24,133
Accrued interest and dividends receivable	8,072	7,668
Deferred income taxes, net	—	875
Bank owned life insurance	10,189	10,071
Goodwill	115,078	115,865
Core deposit intangible, net of accumulated amortization of $1,473 as of March 31, 2007 and $1,138 as of December 31, 2006	8,486	8,821
Other assets	5,362	6,242

Total assets	$1,700,921	$1,570,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$216,293	$205,115
Interest bearing:
Demand	613,222	510,454
Savings	48,542	60,480
Time, $100,000 or more	190,132	164,954
Other time	214,728	235,273

Total deposits	1,282,917	1,176,276

Borrowings	95,795	77,695
Accrued interest payable and other liabilities	9,312	9,907
Deferred income taxes, net	280	—
Junior subordinated debt	87,630	87,630

Total liabilities	1,475,934	1,351,508

Commitments and Contingencies (Note 11)

Stockholders' equity
Common stock, par value: $0.001; shares authorized: 30,000,000; shares issued: 10,454,299 as of March 31, 2007 and 10,423,188 as of December 31, 2006	10	10
Additional paid-in capital	167,871	167,359
Retained earnings	57,851	52,402
Accumulated other comprehensive loss, net of tax	(460)	(615)

	225,272	219,156
Less cost of treasury stock, 34,375 shares	(285)	(285)

Total stockholders' equity	224,987	218,871

Total liabilities and stockholders' equity	$1,700,921	$1,570,379

See Notes to Unaudited Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three months ended March 31, 2007 and 2006 (Unaudited)

	March 31, 2007	March 31, 2006
	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$28,934	$15,415
Securities and investments	1,436	1,000
Federal funds sold	518	266

Total interest and dividend income	30,888	16,681

Interest expense on:
Deposits	10,697	4,371
Borrowings	1,152	438
Junior subordinated debt	1,530	610

Total interest expense	13,379	5,419

Net interest income before provision for loan losses	17,509	11,262

Provision for loan losses	482	982

Net interest income after provision for loan losses	17,027	10,280

Non-interest income:
Service charges and other income	628	449
Bank owned life insurance	118	41
Net swap settlements	48	15
Rental income	38	38
Net gain on sale of loans	35	—

Total non-interest income	867	543

Non-interest expense:
Salaries, wages and employee benefits	5,712	3,042
Occupancy, equipment and depreciation	1,196	741
Core deposit intangible amortization	335	191
Data processing	315	255
Advertising and public relations	273	154
Professional fees	272	358
Telephone and postage	201	75
Stationery and supplies	166	79
Directors fees	128	103
Insurance	119	80
Software maintenance	105	34
Loan related	95	59
Other operating expenses	541	504

Total non-interest expense	9,458	5,675

Income before income tax provision	8,436	5,148
Income tax provision	2,987	1,723

Net income	5,449	3,425

Other comprehensive income—unrealized gain (loss) on available for sale securities, net of income tax benefit (expense) of $(71) and $63	155	(122)

Comprehensive income	$5,604	$3,303

EARNINGS PER SHARE:
Basic	$0.52	$0.46

Diluted	$0.52	$0.46

See Notes to Unaudited Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006 (Unaudited)

	March 31, 2007	March 31, 2006
	(In thousands)
Cash flows from operating activities:
Net income	$5,449	$3,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	444	297
(Gain) on sales of fixed assets	(20)	(7)
Amortization of core deposit intangible	335	191
(Income) from bank owned life insurance	(118)	(41)
Realized (gains) on sales of loans	(35)	—
Proceeds from sales of loans held for sale	1,012	—
Originations of loans held for sale	(977)	—
Deferred taxes, net	1,084	(32)
Provision for loan losses	482	982
Stock-based compensation expense	197	75
Net amortization (accretion) of investment premium and discount	(43)	25
(Increase) in accrued interest receivable	(404)	(566)
(Increase) decrease in other assets	1,667	(443)
Increase (decrease) in accrued interest payable and other liabilities	(595)	1,480
(Income) from required equity investments—stock dividends	(60)	—

Net cash provided by operating activities	8,418	5,386

Cash flows from investing activities:
Net (increase) in loans	(43,147)	(97,550)
(Payments) from net swap settlements	(48)	(15)
Proceeds from maturities of and principal paydowns on securities held to maturity	55	163
(Purchase) of securities available for sale	(1,637)	—
Proceeds from maturities of and principal paydowns on securities available for sale	8,177	4,492
Net (investment in) required equity investments	(4,878)	(1,957)
(Purchase) of premises and equipment	(724)	(56)
Proceeds from sale of premises and equipment	20	—

Net cash (used in) investing activities	(42,182)	(94,923)

Cash flows from financing activities:
Net increase in borrowings	18,100	40,000
Net increase in deposits	106,641	22,452
Excess tax benefit related to exercise of stock options	51	59
Proceeds from exercise of stock options	264	115

Net cash provided by financing activities	125,056	62,626

Net increase (decrease) in cash and cash equivalents	91,292	(26,911)
Cash and cash equivalents, beginning of the year	46,116	86,904

Cash and cash equivalents, end of the period	$137,408	$59,993

Supplemental disclosure of cash flow information:
Interest paid	$12,937	$5,267

Income taxes paid	$93	$50

See Notes to Unaudited Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

Community Bancorp is a bank holding company headquartered in Las Vegas, Nevada with five wholly-owned subsidiaries: 1) Community Bank of Nevada, 2) Community Bank of Arizona, 3) Community Bancorp (NV) Statutory Trust I, 4) Community Bancorp (NV) Statutory Trust II and 5) Community Bancorp (NV) Statutory Trust III. Community Bancorp exists primarily for the purpose of holding the stock of its wholly-owned subsidiaries and facilitating their activities. Community Bancorp and its consolidated subsidiaries discussed below are collectively referred to herein as the “Company.”

Community Bank of Nevada is a Nevada state chartered bank providing a full range of commercial and consumer bank products through thirteen branches located in the greater Las Vegas area and two loan production offices in southern California and Arizona.

Community Bank of Arizona (formerly Cactus Commerce Bank), an Arizona state chartered bank, is a single full-service branch located in Glendale, Arizona, which was acquired in September 2006.

The three statutory trusts were formed for the exclusive purpose of issuing and selling trust preferred securities (see Note 2 and Note 8).

Community Bancorp’s principal source of income is currently dividends from its two bank subsidiaries, Community Bank of Nevada and Community Bank of Arizona. The expenses of Community Bancorp, including interest from junior subordinated debt, legal, accounting and NASDAQ listing fees, have been and will generally be paid from dividends paid to Community Bancorp by its bank subsidiaries.

Note 2. Basis of Presentation

The unaudited consolidated financial statements include the accounts of Community Bancorp, Community Bank of Nevada and Community Bank of Arizona. Significant intercompany items and transactions have been eliminated in consolidation. The statutory trusts are not consolidated, as disclosed in Note 8.

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes in the capital structure of the Company during the three months ended March 31, 2007.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation, with no effect on previously reported net income or stockholders’ equity.

Note 3. Significant Accounting Policies

Accounting policies are fully described in Note 1 of the Consolidated Financial Statement in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and there have been no material changes during the three months ended March 31, 2007.

Note 4. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. SFAS No. 155 also resolves issues addressed in Statement 133 Implementation Issue No. D1, Recognition and Measurement of Derivatives: Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly, regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement, or new basis, event, on an instrument-by-instrument basis, in the case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 effective January 1, 2007. The adoption of SFAS No. 155 had no material effect on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income and Comprehensive Income.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140. SFAS No.156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract if a) a transfer of the servicer’s assets meets the requirements for sale accounting; b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities; and c) an acquisition or assumption of an obligation to service a financial asset does not relate to financial assets of the servicer or its consolidated affiliates. Further, SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The Company adopted SFAS No. 156 effective January 1, 2007. The adoption of SFAS No. 156 did not have a material effect on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income and Comprehensive Income.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48, to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The literature also provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the Consolidated Balance Sheets prior to the adoption of FIN 48 will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The Company adopted FIN 48 effective January 1, 2007. As of the date of adoption, there was no historical tax position taken that would result in a reasonably possible change in the next twelve months from previously reported amounts and accordingly, there was no material impact with the adoption of FIN 48 on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income and Comprehensive Income. Further, the Company’s policy is to record interest and penalties from underpayment of taxes when it is reasonably probable that the amounts will be incurred. The Company is subject to federal, state, and local income tax examinations for years beginning in 2003 and thereafter. There are no federal or state income tax examinations in process.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. EITF 06-4 would require the Company to accrue a liability for the postretirement death benefits associated with split-dollar life insurance agreements. An endorsement-type arrangement generally exists when a company owns and controls all incidents of ownership of the underlying policies. In March 2007, the EITF reached a consensus on EITF issue No. 06-10 (“EITF 06-10”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangement, which requires the applicant to measure and recognize an asset and a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principals Board’s Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007. The Company maintains endorsement split-dollar life arrangements (bank owned life insurance) for certain key officers and executives; however none of the Company’s policies are subject to the provisions of these new pronouncements.

In September 2006, the FASB ratified the consensus reached by the EITF on Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006. The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Company adopted EITF 06-5 effective January 1, 2007. The adoption of EITF 06-5 had no material effect on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income and Comprehensive Income.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 was recently issued and the Company is currently assessing the financial impact it will have on its Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income.

Note 5. Acquisition Activity

During 2006, the Company completed the following two acquisitions using the purchase method of accounting and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition. The following table summarizes these transactions as of December 31, 2006.

	Community Bank of Arizona	Valley Bancorp
	September 30, 2006	October 13, 2006
	(In thousands)
Cash and cash equivalents	$4,188	$27,379
Securities	6,079	30,632
Loans, net of allowance	31,170	332,571
Goodwill and core deposit intangible	9,887	91,738
Other assets	879	12,376
Deposits	(37,245)	(338,727)
Borrowings	(1,000)	(15,114)
Deferred income taxes, net	—	(1,003)
Other liabilities	(358)	(1,067)

Net assets acquired	$13,600	$138,785

Value of transaction
Fair value of common stock issued	$—	$94,837
Cash	13,326	42,680

Total consideration paid by the Company	13,326	137,517
Direct costs of acquisition	274	1,268

Total cost of acquisition	13,600	138,785
Less fair value of net tangible assets acquired	(3,713)	(47,047)
Less estimated fair value of core deposit intangible	(415)	(4,213)

Estimated goodwill resulting from the transaction	$9,472	$87,525

As of March 31, 2007, estimated goodwill resulting from these transactions had been reduced by approximately $787,000 from December 31, 2006 due primarily to deferred tax adjustments.

Community Bank of Arizona (formerly Cactus Commerce Bank)

Effective September 30, 2006, the Company acquired 100% of the outstanding common stock of Community Bank of Arizona, headquartered in Glendale, Arizona. Under the terms of the Agreement, Community Bank of Arizona’s shareholders received $256.59 in cash for each share of common stock for a total purchase price of approximately $13.6 million. At the date of acquisition, Cactus Commerce Bank became a wholly-owned subsidiary of the Company and was renamed Community Bank of Arizona in February 2007. The acquisition met the strategic goals of the Company to expand beyond the southern Nevada geographic region.

Valley Bancorp

On October 13, 2006, the Company acquired 100% of the outstanding common stock of Valley Bancorp, headquartered in Las Vegas, Nevada. Under the terms of the Agreement, the Company paid approximately $42.7 million in cash and issued approximately 3.0 million shares for a total purchase price of $138.8 million. Immediately after the acquisition, Valley Bank was merged into Community Bank of Nevada. The acquisition met the strategic goals of the Company to expand its presence in the southern Nevada geographic region with the anticipation of providing the combined company with financial benefits that include reduced operating expenses.

Unaudited Pro Forma Information for Acquisitions

The following table presents the unaudited actual and pro forma results of operations for the quarters ended March 31, 2007 and 2006, respectively, as if the Community Bank of Arizona and Valley Bancorp acquisitions described above had been completed as of January 1, 2006. The unaudited pro forma results of operations include: (1) the historical accounts of the Company, Community Bank of Arizona and Valley Bancorp; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that might have occurred had these acquisitions been completed at the beginning of 2006. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
	(In thousands, except per share data)
Net interest income	$17,509	$16,305
Provision for loan losses	482	1,246

Net interest income after provision for loan losses	17,027	15,059
Non-interest income	867	662
Non-interest expense	9,458	8,520

Income before income tax provision	8,436	7,201
Income tax provision	2,987	2,414

Net income	$5,449	$4,787

Basic earnings per share	$0.52	$0.47

Diluted earnings per share	$0.52	$0.46

Goodwill

As a result of the acquisitions noted above and the Bank of Commerce acquisition in 2005, the Company recorded goodwill at March 31, 2007 and December 31, 2006 of $115.1 million and $115.9 million, respectively. Core deposit intangibles, net of accumulated amortization, resulting from these acquisitions amounted to $8.5 million and $8.8 million at March 31, 2007 and December 31, 2006, respectively. Core deposit intangibles are being amortized over 7 to 8 years and amortization expense for the three months ended March 31, 2007 and 2006 amounted to $335,000 and $191,000, respectively.

Note 6. Loans

The composition of the Company’s loan portfolio as of March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Commercial and industrial	$171,537	$177,583
Real estate:
Commercial (1)	350,394	347,072
Residential (2)	38,229	35,150
Construction and land development (3)(4)	730,359	686,267
Consumer and other	7,341	7,139

Total gross loans	1,297,860	1,253,211

Less:
Allowance for loan losses	15,615	14,973
Net unearned loan fees and discounts	4,691	3,397

Total net loans	$1,277,554	$1,234,841

(1)	Owner-occupied commercial real estate loans were approximately 50.8% and 48.1% of the Company’s commercial real estate loan portfolio as of March 31, 2007 and December 31, 2006, respectively.
(2)	Primarily loans for custom homes to high net worth customers and home equity lines of credit. This segment does not contain conventional residential mortgages.
(3)	Includes loans for undeveloped land of approximately $213.1 million and $223.1 million as March 31, 2007 and December 31, 2006, respectively.
(4)	Includes loans for land improvements for property zoned for single family homes, which amounted to $202.1 million and $189.3 million as of March 31, 2006 and December 31, 2007, respectively.

Changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006 are as follow:

	For the three months ended March 31,
	2007	2006
	(In thousands)
Balance at beginning of period	$14,973	$8,117
Provision for loan losses	482	982
Less amounts charged off	(99)	(26)
Recoveries of amounts charged off	259	25

Balance at end of period	$15,615	$9,098

At March 31, 2007, total impaired and non-accrual loans were $8.9 million and $1.3 million, respectively, and loans past due 90 days or more and still accruing interest were approximately $2,000. At December 31, 2006, total impaired and non-accrual loans were $6.1 million and $647,000, respectively, and there were no loans past due 90 days or more and still accruing interest.

Note 7. Borrowings

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) for short term and long term borrowings. FHLB term debt, which matures from April 2007 through March 2009, amounted to $95.8 million at March 31, 2007. Interest on these borrowings accrued at an average rate of 5.16% for the three months ended March 31, 2007. Remaining available debt financing through the FHLB amounted to $287.5 million at March 31, 2007.

The Company also has agreements with other lending institutions under which it can purchase up to $51.5 million of federal funds, and an additional $15.0 million was approved on April 4, 2007. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The Company had no federal funds purchased as of March 31, 2007 and $3.4 million as of December 31, 2006.

The Company has a promissory note agreement with a correspondent bank for a $10.0 million revolving line of credit. The line is unsecured. The initial interest rate is 6.30%, subject to adjustment based on the 30-day LIBOR, and expires on December 19, 2007. A fee based on the unused portion of the line of credit will be paid quarterly in arrears, at an annual rate of 1/8% and calculated based on the average unused portion of the line of credit for the previous quarter. As of March 31, 2007 and December 31, 2006, there were no outstanding borrowings under this agreement.

Note 8. Junior Subordinated Debt

As of March 31, 2007 and December 31, 2006, the Company had approximately $87.6 million, consisting of three separate issuances of trust preferred securities (collectively, the “Securities”), outstanding classified as junior subordinated debt. Community Bancorp (NV) Statutory Trust III has been bifurcated into a fixed and a variable issuance. Of the total issuances, two bear interest at a fixed rate of 5.94% ($20.6 million) and 6.78% ($26.5 million) for the first seven and five years, respectively, and convert to the three-month LIBOR rate plus 1.37% and 1.60%, respectively, through maturity. The remaining two issuances bear interest at the three-month LIBOR rate plus 3.40% ($15.5 million) and 1.60% ($25.0 million), respectively. The three month LIBOR rate at March 31, 2007 and December 31, 2006 was 5.35% and 5.36%, respectively.

The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debt. If the Company elects to defer payments of interest on the Securities by extending the interest distribution period, then the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of the Company’s capital stock, until such time as all deferred interest is paid.

In the event of certain changes or amendments to regulatory requirements or federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company.

In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of March 31, 2007, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit ($75.1 million), and the remainder is in Tier II capital ($9.9 million).

In accordance with FIN 46 (revised December 2004), Consolidation of Variable Interest Entities-an interpretation of ARB No. 51, statutory trusts are not reported on a consolidated basis. Therefore, the trust preferred debt securities of $85.0 million do not appear on the Consolidated Balance Sheets. Instead, the junior subordinated debentures of $87.6 million payable by Community Bancorp to the statutory trusts and the investment in the statutory trusts common stock of $2.6 million (included in other assets) are reported in the Consolidated Balance Sheets.

Note 9. Share-Based Compensation

Stock options

As of March 31, 2007, the Company has outstanding options under two share-based compensation plans. The related compensation cost was approximately $197,000 and $75,000 for the three months ended March 31, 2007 and 2006, respectively. The compensation cost related to the share-based compensation plans was included in salaries, wages and employee benefits expense in the Consolidated Statements of Income and Comprehensive Income and no share-based compensation was capitalized. No stock options were granted during the quarters ended March 31, 2007 and 2006.

Stock appreciation rights

In July 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan. The Company accounts for the Stock Appreciation Rights (“SAR”) using liability accounting which requires the Company to record the liability of the SAR at fair value, rather than intrinsic value. The total accrued liability, included in accrued interest payable and other liabilities on the Consolidated Balance Sheets, was approximately $461,000 and $450,000 at March 31, 2007 and December 31, 2006, respectively. SAR expense, included in salaries, wages and employee benefits expense in the Consolidated Statements of Income and Comprehensive Income, for the three months ended March 31, 2007 and 2006 was $32,000 and $18,000, respectively. All outstanding SAR were settled, with cash payments made in April 2007.

Note 10. Earnings per Share

Basic earnings per share (“EPS”) represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding options, and are determined using the treasury stock method.

EPS has been computed based on the following:

	For the Three Months Ended March 31,
	2007			2006
	(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic EPS	$5,449	10,416	$0.52	$3,425	7,383	$0.46
Effect of dilutive securities:
Stock options	—	78	—	—	105	—

Diluted EPS	$5,449	10,494	$0.52	$3,425	7,488	$0.46

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 184,000 at March 31, 2006. There were no anti-dilutive shares at March 31, 2007.

Note 11. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheets.

The Company’s exposure to credit loss for these commitments, in the event of nonperformance, is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Commitments to extend credit, including unsecured commitments of approximately $20,446 for 2007 and $26,925 for 2006	$382,753	$351,236
Credit card commitments, including unsecured amounts of approximately $1,960 for 2007 and $2,047 for 2006	1,976	2,064
Standby letters of credit, including unsecured commitments of approximately $541 for 2007 and $480 for 2006	8,380	5,673

	$393,109	$358,973

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable; inventory; property and equipment; residential real estate; income-producing commercial properties; and owner-occupied commercial properties. The Company had approximately $800,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit at March 31, 2007 and December 31, 2006.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (“FIN 45”). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5, Accounting for Contingencies. As of March 31, 2007 and December 31, 2006, the amount of the liability related to guarantees was approximately $21,000 and $14,000, respectively.

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

Financial Instruments with Concentrations of Credit Risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada and Arizona. At March 31, 2007, real estate loans accounted for approximately 86% of the total loans. Substantially all of these loans are secured by first liens (at March 31, 2007 approximately 2.7% of gross loans were unsecured) with an initial loan-to-value ratio of generally not more than 75%.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area. The Company’s goal is to maintain a diversified loan portfolio that is well collateralized and supported by the underlying cash flows of the properties and/or business activities.

Lease Commitments

The Company leases certain branches and office facilities under operating leases. The Company has lease obligations for eight of its branch locations, two loan production offices, and its corporate offices under various non-cancelable agreements with expiration dates through March 2018, which require various minimum annual rentals.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Note 12. Derivative Financial Instruments

In 2006, the Company originated two fixed rate loans with an aggregate principal balance of approximately $20.0 million. The Company also entered into two interest rate swap agreements with notional values equal to the principal balance of the two fixed rate loans. Each of the loan agreements contain contractual provisions that pass through to the borrower any gain or loss resulting from the termination of the swap agreements. These embedded derivatives have been bifurcated from the loans and recorded at fair value as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. The interest rate swap agreements are LIBOR-based under which the Company will pay fixed interest and receive variable interest. Although the Company has not elected hedge accounting, the transaction results in an economic hedge because the change in fair value of the swaps offset the change in fair values of the amount due to or from the borrower. The fair values of the derivatives are reflected in other assets and other liabilities, as applicable, in the Consolidated Balance Sheets.

Fair values for derivative financial instruments are based upon quoted market prices where available, except in the case of certain options and swaps where pricing models are used.

For the three months ended March 31, 2007 and 2006, net swap settlement income of $48,000 and $15,000 was recorded in non-interest income on the Consolidated Statements of Income and Comprehensive Income.

Note 13. Segments

Prior to the acquisition of Community Bank of Arizona in September 2006, the Company operated as one segment. The Company currently manages its business with a primary focus on each bank subsidiary (Community Bank of Nevada and Community Bank of Arizona). Accordingly, the Company has two reportable segments. Community Bancorp’s financial information is included in the “Other” category, as it represents overhead and funding costs.

	For the three months ended and as of March 31, 2007
	Community Bank of Nevada	Community Bank of Arizona	Other	Total
	(In thousands)
Interest and dividend income	$29,471	$1,362	$55	$30,888
Interest expense	11,383	466	1,530	13,379

Net interest income before provision for loan losses	18,088	896	(1,475)	17,509
Provision for loan losses	382	100	—	482

Net interest income after provision for loan losses	17,706	796	(1,475)	17,027
Non-interest income	707	85	75	867
Non-interest expenses	8,338	774	346	9,458

Segment pretax income (loss)	$10,075	$107	$(1,746)	$8,436

Segment assets (1)	$1,614,158	$82,942	$3,821	$1,700,921

	For the three months ended and as of March 31, 2006
	Community Bank of Nevada	Community Bank of Arizona	Other	Total
	(In thousands)
Interest and dividend income	$16,088	$—	$593	$16,681
Interest expense	4,808	—	611	5,419

Net interest income before provision for loan losses	11,280	—	(18)	11,262
Provision for loan losses	885	—	97	982

Net interest income after provision for loan losses	10,395	—	(115)	10,280
Non-interest income	543	—	—	543
Non-interest expenses	5,228	—	447	5,675

Segment pretax income (loss)	$5,710	$—	$(562)	$5,148

Segment assets (2)	$924,676	$—	$35,516	$960,192

(1)	Goodwill included in Community Bank of Nevada’s and Community Bank of Arizona’s segment assets amounted to $105.6 million and $9.5 million, respectively.
(2)	Goodwill included in Community Bank of Nevada’s segment assets amounted to $18.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements concerning future performance, developments or events, expectations for growth and income forecasts, and any other guidance on future periods constitute forward-looking statements that are subject to a number of risks and uncertainties. Actual results may differ materially from stated expectations. Specific factors include, but are not limited to, loan production, balance sheet management, the economic condition of the Las Vegas, Nevada and Phoenix, Arizona markets, net interest margin, loan quality, the ability to control costs and expenses, interest rate changes and financial policies of the United States government, and general economic conditions. Additional information on these and other factors that could affect financial results are included in “Item 1A. Risk Factors” of our Annual Report on Form 10K for the year ended December 31, 2006, and our other Securities and Exchange Commission filings.

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

EXECUTIVE OVERVIEW

Community Bancorp is a bank holding company headquartered in Las Vegas, Nevada, with five wholly-owned subsidiaries: 1) Community Bank of Nevada, 2) Community Bank of Arizona, 3) Community Bancorp (NV) Statutory Trust I, 4) Community Bancorp (NV) Statutory Trust II and 5) Community Bancorp (NV) Statutory Trust III. Community Bancorp exists primarily for the purpose of holding the stock of its wholly-owned subsidiaries and facilitating their activities. In accordance with FIN 46 (revised December 2004), the statutory trusts are not reported on a consolidated basis. Community Bancorp and its consolidated subsidiaries are collectively referred to herein as the “Company.” Community Bank of Nevada and Community Bank of Arizona are collectively referred to herein as the “Banks.”

While the Company continued to experience organic growth during 2006 and through the first quarter of 2007, two acquisitions during 2006 (September and October) resulted in substantial changes to its earning assets and funding liabilities.

Primarily as a result of our organic growth and 2006 acquisitions:

•	Net income increased 59.1% to $5.4 million, or $0.52 per share, for the quarter ended March 31, 2007 compared to $3.4 million, or $0.46 per share, for the quarter ended March 31, 2006.

•	Net interest income before provision for loan losses increased 55.5% to $17.5 million compared to $11.3 million in the same period in 2006.

•	Non-interest income for the first quarter of 2007 increased 59.7% to $867,000 compared to $543,000 in the same quarter of 2006.

•	Credit quality continues to be strong with non-performing assets at 0.10% of total loans at March 31, 2007.

The following are significant factors in understanding the Company’s financial condition:

•	Gross loans increased to $1.30 billion, or 3.6%, at March 31, 2007 compared to $1.25 billion at December 31, 2006, primarily in real estate—construction and land development loans.

•	Total deposits increased to $1.28 billion, or 9.1%, at March 31, 2007 compared to $1.18 billion at December 31, 2006.

•	Asset quality remained steady as non-performing loans totaled $1.3 million, or 0.10% of total loans, at March 31, 2007 compared to $647,000, or 0.05% of total loans, at December 31, 2006.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA

(Unaudited)

	1st Quarter 2007	1st Quarter 2006	Percentage Change
	(In thousands, except share and percentage data)
SHARE DATA
Earnings per share—basic	$0.52	$0.46	13.0%
Earnings per share—diluted	$0.52	$0.46	13.0%
Book value per share	$21.59	$14.94	44.5%
Share outstanding at period end	10,419,924	7,383,753	41.1%
Weighted average shares outstanding—basic	10,415,894	7,382,609	41.1%
Weighted average shares outstanding—diluted	10,493,721	7,487,364	40.2%

SELECTED OTHER BALANCE SHEET DATA
Average assets	$1,603,855	$900,660	78.1%
Average earning assets	$1,421,063	$832,163	70.8%
Average stockholders' equity	$222,896	$109,144	104.2%
Gross loans	$1,297,860	$762,175	70.3%

SELECTED FINANCIAL RATIOS
Return on average assets	1.38%	1.54%	(10.4)%
Return on average stockholders' equity	9.91%	12.73%	(22.2)%
Net interest margin (1)	5.03%	5.54%	(9.2)%
Efficiency ratio (2)	51.47%	48.07%	7.1%

Capital Ratios
Average stockholders' equity to average assets	13.90%	12.12%	14.7%
Tier 1 leverage capital ratio
Consolidated Company	11.96%	13.24%	(9.7)%
Community Bank of Nevada	11.38%	10.26%	10.9%
Community Bank of Arizona	33.58%	N/A	N/A
Tier 1 risk-based capital ratio
Consolidated Company	11.89%	13.39%	(11.2)%
Community Bank of Nevada	11.15%	10.60%	5.2%
Community Bank of Arizona	44.42%	N/A	N/A
Total risk-based capital ratio
Consolidated Company	13.59%	15.19%	(10.5)%
Community Bank of Nevada	12.19%	11.67%	4.4%
Community Bank of Arizona	45.68%	N/A	N/A

Asset Quality Ratios
Non-performing loans (3)	$1,310	$606	116.2%
Non-performing assets (4)	$1,310	$606	116.2%
Non-performing loans to total loans	0.10%	0.08%	25.0%
Non-performing assets to total assets	0.08%	0.06%	33.3%
Allowance for loan losses to total loans	1.20%	1.19%	0.8%
Allowance for loan losses to non-performing assets	1,192%	1,501%	(20.6)%
Allowance for loan losses to non-performing loans	1,192%	1,501%	(20.6)%
Net charge-offs (recoveries) to average loans (5)	(0.05)%	0.00%	100.0%

(1)	Net interest margin represents net interest income on a tax equivalent basis as a percentage of average interest-earning assets.
(2)	Efficiency ratio represents non-interest expenses, excluding provision for loan losses, as a percentage of the aggregate of net interest income and non-interest income.
(3)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.
(4)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.
(5)	Annualized.

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPERATING PERFORMANCE

Return on average shareholders’ equity. For the first quarter of 2007, the Company’s return on average shareholders’ equity (“ROAE”) was 9.9% compared to 12.7% for the same period in 2006. Net income increased 59.1% to $5.4 million for the first quarter of 2007 from $3.4 million for the same period in 2006 and average equity for the first quarter of 2007 increased 104.2% to $222.9 million from the same period in 2006. The decrease in ROAE was primarily due to the issuance of common stock in the amount $94.7 million for the acquisition of Valley Bancorp that resulted in $90.7 million of goodwill and core deposit intangibles (assets that produce no measurable income).

While net income increased 59.1% for the quarter ended March 31, 2007 compared to the same quarter in 2006, diluted earnings per share grew to $0.52 per share for the quarter ended March 31, 2007 compared to $0.46 per share in the same quarter in 2006. The moderate growth in the Company’s diluted earnings per share reflects the issuance of approximately 3.0 million shares in the fourth quarter of 2006 as part of the acquisition of Valley Bancorp.

Return on average assets. Return on average assets (“ROAA”) decreased to 1.4% for the quarter ended March 31, 2007 compared to 1.5% for the same period in 2006. The decrease in ROAA was primarily due to the $99.5 million increase in average goodwill and core deposit intangibles resulting from the third and fourth quarter 2006 acquisitions. These assets produce no measurable income, but significantly increased the Company’s average assets in the first quarter of 2007 compared to the first quarter of 2006.

Asset growth. Total assets increased 8.3% to $1.7 billion as of March 31, 2007, from $1.6 billion as of December 31, 2006. The increase in total assets was driven primarily by an increase to $1.30 billion and $97.5 million in gross loans and federal funds sold, respectively, at March 31, 2007 compared to $1.25 billion and $8.9 million, respectively, at December 31, 2006. Asset growth during the quarter ended March 31, 2007 was funded primarily through increases in non-interest bearing demand deposits, interest bearing demand deposits and Federal Home Loan Bank (“FHLB”) borrowings, as these funding liabilities increased to $216.3 million, $613.2 million and $95.8 million, respectively, as of March 31, 2007 compared to $205.1 million, $510.5 million and $77.7 million, respectively, as of December 31, 2006.

Asset quality. Non-performing loans totaled $1.3 million as of March 31, 2007, compared to $647,000 at December 31, 2006. Non-performing loans as a percentage of total loans increased to 0.10% as of March 31, 2007, compared to 0.05% at December 31, 2006. The increase in non-performing loans was primarily the result of two loans, acquired during the 2006 mergers, added to nonaccrual status.

Operating efficiency. The Company’s efficiency ratio increased to 51.5% for the first quarter of 2007 compared to 48.1% for the same period in 2006. The increase in the efficiency ratio, during a period of increased operational costs due to expansion, was anticipated as the Company has not yet fully recognized all cost efficiencies anticipated from the 2006 mergers.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. The most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established policies and procedures that are intended to ensure that the valuation methods are well-controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for loan losses. The allowance for loan losses represents the Company’s best estimate of the probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced when loans charged-off exceed loan recoveries.

The allowance for loan losses is evaluated quarterly. The quarterly evaluation includes management’s assessment of various factors affecting the collectibility of loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. In addition to assessing these various factors, management considers a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, changes in the volume of loans, collateral value, historical loss experiences, peer group loss experiences, size and complexity of individual credits and economic conditions. The provision for loan losses contains a general and specific component. The general component is based on a portfolio segmentation based on risk grading, with a further evaluation of the various quantitative and qualitative factors noted above. The specific component is for impaired loans, where the expected or anticipated loss is measurable (e.g., impairment).

To assist in the analysis of collateral risk (e.g., type of collateral securing each loan), management reviews: 1) financial data provided by the Federal Deposit Insurance Corporation (“FDIC”) of national banks (within the Company’s peer group); 2) an internal five-year loss history; and 3) financial data of local banks (within the Company’s peer group) to determine the nature and scope of their losses to date.

Available for sale securities. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available for sale securities be carried at fair value. The Company believes this to be a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or, if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Adjustments to the fair value of available for sale securities impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

Goodwill and other intangibles. Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized, although it is reviewed for impairment on an annual basis or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

Share-based compensation. Effective January 1, 2006 (the “adoption date”), the Company adopted the provisions of the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), requiring the measurement and recognition of all share-based compensation under the fair value method. Prior to the Company’s initial public offering (“IPO”), it used the minimum value method to calculate the fair value of stock options. Subsequent to the IPO, the Black-Scholes option pricing model is used to calculate the fair value of stock options. The Company adopted SFAS No. 123R using the prospective method for options granted prior to the IPO and the modified prospective method for options granted subsequent to the IPO. Under the Company’s transition method, SFAS No. 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased or cancelled. In addition, the expense recognition provision of SFAS No. 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

•	Expected volatility – based on the historical volatility of similar entities’ stock price that have been public for a period of time at least equal to the expected life of the option.

•	Expected term of the option – based on the simple average of the vesting term and the original contract term.

•	Risk-free rate – based upon the rate on a zero coupon U.S. Treasury bill, for periods within the expected term of the option.

•	Dividend yield – the Company currently has a no dividend policy and accordingly, no dividend yield is utilized.

Segment reporting. With the acquisition of Community Bank of Arizona in September 2006, the Company expanded to the greater Phoenix, Arizona market. As of December 31, 2006, certain changes were implemented in the management and reporting of the Company’s business units, resulting in two reportable operating segments: Community Bank of Nevada and Community Bank of Arizona.

RESULTS OF OPERATIONS

As previously noted, the Company recorded net income of $5.4 million for the first quarter of 2007 compared to $3.4 million for the same period in 2006. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from interest earning assets and interest expense created by interest bearing liabilities; and non-interest income, which is basically fees and charges earned from customer services. Income from these sources is offset by the provision for loan losses, non-interest expense and income taxes.

While the Company continued to experience positive organic growth, the increase in net income for the quarter ended March 31, 2007 compared to March 31, 2006 was due primarily to the acquisition of two banks during 2006 (September and October 2006). Diluted earnings per share grew at a more moderate pace to $0.52 per share for the quarter ended March 31, 2007 compared to $0.46 per share for the same quarter in 2006. The moderate growth in the Company’s diluted earnings per share reflects the issuance of approximately 3.0 million shares in the fourth quarter of 2006 as part of the acquisition of Valley Bancorp.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability components for the three months ended March 31, 2007 and 2006:

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (7)(8)	Average Balance (9)	Interest Income/ Expense (9)	Annualized Average Rate/Yield (7)(8)
	(In thousands, except percentage data)
Assets:
Interest earning assets:
Loans (1)(2)	$1,263,380	$28,934	9.29%	$712,408	$15,415	8.78%
Investment securities (3)(4)	118,450	1,436	5.30%	95,681	1,000	4.72%
Federal funds sold	39,233	518	5.35%	24,074	266	4.48%

Total interest earning assets (3)	1,421,063	30,888	8.85%	832,163	16,681	8.19%

Non-interest earning assets:
Cash and due from banks	24,950			20,550
Goodwill and intangibles	123,662			24,192
Other assets	34,180			23,755

Total assets	$1,603,855			$900,660

Liabilities and stockholders' equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand	$62,832	$395	2.55%	$43,077	$231	2.17%
Money market	473,258	5,389	4.62%	285,991	2,237	3.17%
Savings	54,468	368	2.74%	7,144	13	0.74%
Time	407,340	4,545	4.53%	193,273	1,890	3.97%

Total interest bearing deposits	997,898	10,697	4.35%	529,485	4,371	3.35%

Borrowings	90,589	1,152	5.16%	40,421	438	4.39%
Junior subordinated debt	87,630	1,530	7.08%	36,083	610	6.86%

Total interest bearing liabilities	1,176,117	13,379	4.61%	605,989	5,419	3.63%

Non-interest bearing liabilities:
Demand deposits	194,585			180,469
Other liabilities	10,257			5,058

Total non-interest bearing liabilities	1,380,959			791,516
Stockholders' equity	222,896			109,144

Total liabilities and stockholders' equity	$1,603,855			$900,660

Net interest income		$17,509			$11,262

Net interest spread (5)			4.24%			4.56%

Net interest margin (3)(6)			5.03%			5.54%

(1)	Includes average non-accrual loans of $961,000 and $604,000 at March 31, 2007 and 2006, respectively.
(2)	Net loan fees of $1.7 million and $1.1 million are included in the yield computations for the three months ended March 31, 2007 and 2006, respectively.
(3)	Yields on securities, total interest-bearing assets and net interest margin have adjusted to a tax-equivalent basis.
(4)	Includes securities available for sale, securities held to maturity, interest bearing deposits in other banks and required equity investments.
(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income by total average earning-assets.
(7)	Average rates/yields for these periods have been annualized.
(8)	Yields are computed based on actual number of days during the quarter. As a result, yields in prior periods have been adjusted to conform with current presentation.
(9)	Certain average balances and income in prior periods have been reclassified to conform with current presentation.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned for interest earning assets and paid for interest bearing liabilities and the amount of change attributable to (i) average daily balances (“volume”) and (ii) interest rates (“rate”):

	Three months ended March 31, 2007 vs. 2006 increase (decrease) due to
	(In thousands)
	Volume	Rate	Total
Interest and dividend income:
Loans	$12,569	$950	$13,519
Investments securities	261	175	436
Federal funds sold	192	60	252

Total interest income	13,022	1,185	14,207

Interest expense:
Interest bearing demand	119	45	164
Money market	1,858	1,294	3,152
Savings	252	103	355
Time	2,355	300	2,655
Borrowings	626	88	714
Junior subordinated debt	899	21	920

Total interest expense	6,109	1,851	7,960

Net interest income	$6,913	$(666)	$6,247

Net interest income is derived from interest and dividends received on interest earning assets, less interest expense incurred on interest bearing liabilities. The most significant impact on the Company’s net interest income between periods is derived from the interaction of changes in volumes and rates. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the rate relationships, produces changes in the net interest income between periods.

While the Company continued to grow its loan portfolio and deposit base, interest income, interest expense and the resulting net interest income for the three months ended March 31, 2007 increased substantially from the same period in 2006 due primarily to the acquisition of Community Bank of Arizona (September 2006) and Valley Bancorp (October 2006). These acquisitions resulted in the addition of $367.6 million of gross loans (at acquisition) and a corresponding increase in deposits of $376.0 million (at acquisition).

For the three months ended March 31, 2007, interest and dividend income increased 85.2% to $30.9 million, compared to the same period in 2006, primarily due to a $551.0 million increase in average loans outstanding, with a corresponding increase in loan yields. Loan yields for the quarter ended March 31, 2007 increased to 9.29% from 8.78% for the same period in 2006, due primarily to increased yields on the Company’s rate sensitive loans.

For the three months ended March 31, 2007, interest expense increased 146.9% to $13.4, compared to the same period in 2006, primarily due to a $570.1 million increase in average interest bearing liabilities and increased cost of funds. Impacting the increase in average interest bearing liabilities (in addition to the mergers noted above) was the issuance of $51.5 million in trust preferred debt in the third quarter of 2006. The cost of total interest bearing liabilities increased to 4.61% for the current quarter, from 3.63% a year ago, reflecting continued competitive pricing pressures on deposits, changes in market rates and usage of other instruments (e.g., trust preferred debt and wholesale deposits) to fund the Company’s growth.

For the quarter ended March 31, 2007, the Company’s net interest margin decreased to 5.03% compared to 5.54% in the same period in 2006. The decrease in net interest margin was primarily attributable to continued upward pricing pressures for deposits and other funding liabilities, as these financial instruments are more sensitive to rate changes than earning assets.

For the three months ended March 31, 2007, net interest income before provision for loan losses increased 55.5% compared to the same period in 2006, as interest earned on higher loan volumes and increased yields outweighed the effect of increased funding liabilities and higher cost of funds. Impacting net interest income for the three months ended March 31, 2007 was the addition of $367.6 million in gross loans (at acquisition) and a corresponding increase in deposits of $376.0 million (at acquisition) from the Community Bank of Arizona and Valley Bancorp mergers in the last half of 2006 and the Company’s issuance of $51.5 million in trust preferred debt in the third quarter of 2006.

Provision for Loans Losses

The Company has established an allowance for loan losses through charges to earnings that are reflected in the Consolidated Statements of Income and Comprehensive Income as “provision for loan losses.” Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in management’s judgment, is adequate to address the inherent risks in the Company’s loan portfolio. To quantify these inherent risks, the Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant loan with identified weaknesses.

Based on this quarterly analysis a provision for loan losses of $482,000 was recorded for the three months ended March 31, 2007 compared to $982,000 for the same period in 2006. The allowance for loan losses was $15.6 million, or 1.20% of total loans, as of March 31, 2007 compared to $15.0 million, or 1.19% of total loans, at December 31, 2006. While management believes that the allowance for loans losses was adequate at March 31, 2007, future additions to the allowance will be subject to continuing evaluation of estimated, known and inherent risks in the loan portfolio.

Non-Interest Income

The following table sets forth the various components of the Company’s non-interest income for the periods indicated:

	Three months ended March 31,
	2007	2006	Increase
	Amount		(decrease)
	(In thousands)
Service charges and other income	$628	$449	$179
Income from bank owned life insurance	118	41	77
Net swap settlements	48	15	33
Rental income	38	38	—
Net gain on sales of loans	35	—	35

Total non-interest income	$867	$543	$324

Non-interest income increased 59.7%, or $324,000, to $867,000 for the quarter ended March 31, 2007 compared to $543,000 for the same period in 2006. While the Company continued to experience organic growth throughout 2006 and the first quarter of 2007, the increase in non-interest income was due primarily to the acquisition of Community Bank of Arizona (September 2006) and Valley Bancorp (October 2006). These acquisitions increased the Company’s service charges and other income (e.g., acquisition of additional customer accounts from which customer service fees are earned).

Non-Interest Expense

The following table sets forth the components of non-interest expense for the periods indicated:

	Three months ended March 31,
	2007	2006	Increase
	Amount		(decrease)
	(In thousands)
Salaries, wages and employee benefits	$5,712	$3,042	$2,670
Occupancy, equipment and depreciation	1,196	741	455
Core deposit intangible amortization	335	191	144
Data processing	315	255	60
Advertising and public relations	273	154	119
Professional fees	272	358	(86)
Telephone and postage	201	75	126
Stationery and supplies	166	79	87
Directors fees	128	103	25
Insurance	119	80	39
Software maintenance	105	34	71
Loan related	95	59	36
Other operating expenses	541	504	37

Total non-interest expense	$9,458	$5,675	$3,783

As a result of the acquisitions of Community Bank of Arizona and Valley Bancorp, the Company increased its branch network by six and added seventy-eight full time equivalent employees. This expansion of facilities and human resources was the primary driver to the Company’s increased non-interest expense. Professional fees decreased as costs associated with first-year Sarbanes-Oxley compliance and other compliance matters in 2006 were nonrecurring or performed internally in 2007.

Income Tax Expense

Income tax expense is the sum of two components, current tax expense and deferred tax expense. Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion reflects the income on which taxes are paid versus financial statement pre-tax income, as some items of income and expense are recognized differently for income tax purposes than for the financial statements.

For the quarters ended March 31, 2007 and 2006, the provisions for income taxes were $3.0 million and $1.7 million, representing effective tax rates of 35.4% and 33.5%, respectively. The primary reason for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax-advantaged investments in municipal obligations and bank owned life insurance.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax liability was $280,000 as of March 31, 2007. As of December 31, 2006, the Company reported a deferred tax asset of $875,000. The change in deferred taxes was primarily attributable to goodwill adjustments related to the 2006 acquisitions.

FINANCIAL CONDITION

Investment Securities

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of March 31, 2007		As of December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
U.S. Government-sponsored agencies	$35,345	$35,397	$37,963	$37,957
Municipal bonds	21,011	21,120	21,312	21,426
SBA loan pools	558	552	576	573
Mortgage-backed securities	45,364	44,502	47,727	46,689
Mutual funds	7	7	1,204	1,204

Total available for sale	$102,285	$101,578	$108,782	$107,849

Held to maturity:
Municipal bonds	$1,070	$1,091	$1,070	$1,093
SBA loan pools	184	185	239	241

Total held to maturity	$1,254	$1,276	$1,309	$1,334

Total investment securities	$103,539	$102,854	$110,091	$109,183

As of March 31, 2007, the fair value of investment securities totaled $102.9 million, or 6.0% of total assets, compared to $109.2 million, or 7.0% of total assets, as of December 31, 2006. The decrease in the investment portfolio was due to normal maturities that have been temporarily invested in federal funds sold.

As of March 31, 2007, available for sale securities totaled $101.6 million, compared to $107.8 million as of December 31, 2006. Available for sale securities as a percentage of total assets decreased to 6.0% as of March 31, 2007 compared to 6.9% at December 31, 2006. Securities held to maturity remained stable at $1.3 million at March 31, 2007 and December 31, 2006. For the three months ended March 31, 2007, the tax equivalent yield on the average investment portfolio was 5.30%, representing an increase of 58 basis points compared to 4.72% for the same period in 2006.

Loans

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2007	December 31, 2006
	(In thousands)
Commercial and industrial	$171,537	$177,583
Real estate:
Commercial (1)	350,394	347,072
Residential (2)	38,229	35,150
Construction and land development (3)(4)	730,359	686,267
Consumer and other	7,341	7,139

Total gross loans	1,297,860	1,253,211

Less:
Allowance for Losses	15,615	14,973
Net unearned loan fees and discounts	4,691	3,397

Total net loans	$1,277,554	$1,234,841

(1)	Owner-occupied commercial real estate loans were approximately 50.8% and 48.1% of the Company’s commercial real estate loan portfolio as of March 31, 2007 and December 31, 2006, respectively.
(2)	Primarily loans for custom homes to high net worth customers and home equity lines of credit. This segment does not contain conventional residential mortgages.
(3)	Includes loans for undeveloped land of approximately $213.1 million and $223.1 million as March 31, 2007 and December 31, 2006, respectively.
(4)	Includes loans for land improvements for property zoned for single family homes, which amounted to $202.1 million and $189.3 million as of March 31, 2007 and December 31, 2006, respectively.

The Company’s loan portfolio represents the largest single portion of earning assets. The quality and diversification of the Company’s loans are important considerations when reviewing the Company’s results of operations. The Company’s lending activities consist of commercial and industrial, commercial real estate, residential real estate, construction and land development and consumer and other. For the quarter ended March 31, 2007, the largest increase in the loan portfolio was real estate – construction and land development, which increased 6.4%, indicating a continued demand for this product in the Company’s primary markets.

As of March 31, 2007 and December 31, 2006, gross loans represented 76.3% and 79.8%, respectively of total assets.

Non-performing Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more still accruing interest, loans renegotiated in troubled debt restructurings and other real estate owned (“OREO”). The following table sets forth information regarding non-performing assets as of the dates indicated:

	March 31, 2007	December 31, 2006
	(In thousands)
Non-accrual loans, not restructured	$1,308	$647
Accruing loans past due 90 days or more	2	—
Restructured loans	—	—

Total non-performing loans (“NPLs”)	1,310	647
OREO	—	—

Total non-performing assets (“NPAs”)	$1,310	$647

Selected ratios
NPLs to total loans	0.10%	0.05%
NPAs to total loans and OREO	0.10%	0.05%
NPAs to total assets	0.08%	0.04%

Non-performing assets increased $663,000, or 102.5%, to $1.3 million as of March 31, 2007, compared to $647,000 as of December 31, 2006. The increase was primarily the result of two loans, acquired during the 2006 mergers, added to nonaccrual status.

Impaired Loans

Impaired loans are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of “impaired loans” is not coextensive with the category of “nonaccrual loans,” although the two categories overlap. All loans on nonaccrual, regardless of size, are considered impaired.

The following table sets forth information regarding impaired loans as of the dates indicated:

	March 31, 2007	December 31, 2006
	(In thousands)
Impaired loans with a valuation allowance	$2,098	$811
Impaired loans without a valuation allowance	6,788	5,239

Total impaired loans	$8,886	$6,050

Average balance of impaired loans	$8,955	$5,889

Related valuation allowance	$704	$232

Interest income recognized on impaired loans	$273	$491

Interest income recognized on a cash basis on impaired loans	$241	$398

Allowance for Loan Losses

The following table sets forth information regarding the Company’s allowance for loan losses for the dates indicated:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Three Months Ended March 31, 2006
	(In thousands)
Allowance for Loan Losses:
Balance at beginning of period	$14,973	$8,117	$8,117

Charge-offs:
Commercial	96	656	25
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer and other	3	5	1

Total charge-offs	99	661	26

Recoveries
Commercial	259	180	25
Construction	—	—	—
Commercial real estate	—	—	—
Trade finance	—	—	—
Residential real estate	—	12	—

Total recoveries	259	192	25

Net loans charge-offs (recoveries)	(160)	469	1

Provision for loan losses	482	3,509	982

Allowance resulting from acquisitions	—	3,816	—

Balance at end of period	$15,615	$14,973	$9,098

Gross loans	$1,297,860	$1,253,211	$762,175
Average loans	1,263,380	875,165	712,408
Non-performing loans	1,310	647	606

Selected ratios:
Net charge-offs (recoveries) to average loans (annualized)	-0.05%	0.05%	0.00%
Provision for loan losses to average loans (annualized)	0.15%	0.40%	0.56%
Allowance for loan losses to loans outstanding at end of period	1.20%	1.19%	1.19%
Allowance for loan losses to total nonperforming loans	1,192%	2,314%	1,501%

Due primarily to loan growth, offset in part by net recoveries, the allowance for loan losses increased to $15.6 million as of March 31, 2007 compared to $15.0 million at December 31, 2006. The Company recorded a provision of $482,000 for three months ended March 31, 2007 compared to $982,000 for the same period of 2006. The allowance for loan losses increased to 1.20% of total gross loans at March 31, 2007 compared to 1.19% at December 31, 2006.

Management believes the level of allowance as of March 31, 2007 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth during the period. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Deposits

Total deposits increased by $106.6 million, or 9.1% to $1.3 billion as of March 31, 2007, from $1.2 billion as of December 31, 2006. The increase in deposits is directly attributed to an increase in interest bearing demand deposits, driven by the Company’s participation in wholesale deposit programs.

Borrowings and Junior Subordinated Debt

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) for short term and long term borrowings. FHLB term debt, which matures from April 2007 through March 2009, amounted to $95.8 million at March 31, 2007. Interest on these borrowings accrued interest at an average rate of 5.16% for the three months ended March 31, 2007. Remaining available debt financing through the FHLB amounted to $287.5 million at March 31, 2007.

The Company has agreements with other lending institutions under which it can purchase up to $51.5 million of federal funds, and an additional $15.0 million was approved on April 4, 2007. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The Company had no federal funds purchased as of March 31, 2007.

The Company has a promissory note agreement with a correspondent bank for a $10.0 million revolving line of credit. The line is unsecured. The initial interest rate is 6.30%, subject to adjustment based on the 30-day LIBOR, and expires on December 19, 2007. A fee based on the unused portion of the line of credit will be paid quarterly in arrears, at an annual rate of 1/8% and calculated based on the average unused portion of the line of credit for the previous quarter. As of March 31, 2007 and December 31, 2006, there were no outstanding borrowings under this agreement.

As of March 31, 2007 and December 31, 2006, the Company had $87.6 million of trust preferred securities outstanding that are classified as junior subordinated debt on the Consolidated Balance Sheets of the Company. At March 31, 2007 and December 31, 2006, the three-month LIBOR was 5.35% and 5.36%.

REGULATORY MATTERS

The regulatory capital guidelines as well as the actual capital ratios for Community Bank of Nevada, Community Bank of Arizona and the Company as of March 31, 2007 are as follows:

			Actual
	Minimum Regulatory	Well Capitalized	Community Bank of Nevada	Community Bank of Arizona	Community Bancorp
Tier 1 leverage capital	4.00%	5.00%	11.38%	33.58%	11.96%
Tier 1 risk-based capital	4.00%	6.00%	11.15%	44.42%	11.89%
Total risk-based capital	8.00%	10.00%	12.19%	45.68%	13.59%

In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of March 31, 2007, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit ($75.1 million), and the remainder ($9.9 million) is in Tier II capital.

LIQUIDITY MANAGEMENT

The Company’s liquidity, represented by cash and due from banks, federal funds sold and available for sale securities, is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, the Company devotes resources to projecting the amount of funds that will be required and maintains relationships with a diversified customer base so that funds are accessible. The Company has the ability to increase liquidity by soliciting higher levels of deposit accounts through promotional activities, wholesale funding, borrowing from its correspondent banks, and the FHLB.

Management believes the Company’s liquid assets are adequate to meet its cash flow needs for loan funding and deposit withdrawals. At March 31, 2007, the Company had $239.0 million in liquid assets comprised of $137.4 million in cash and cash equivalents and $101.6 million in available for sale securities. The $85.0 million increase in liquidity since December 31, 2006 was primarily a result of an increase in federal funds sold to meet the loan funding needs of the Company in the short term.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management uses various asset/liability strategies to manage the re-pricing characteristics of the Company’s earning assets and funding liabilities to ensure that exposure to interest rate fluctuations is within its guidelines of acceptable risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of the Company’s securities are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest rate risk is addressed by our Asset Liability Management Committee (“ALCO”) which is comprised of executive officers of the Company. The ALCO monitors interest rate risk by analyzing the potential impact on the net equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to maintain, within acceptable ranges, the potential impact on net equity value and net interest income despite fluctuations in market interest rates.

Exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and the Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring interest rate risk within approved limits.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

With the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that:

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

(c)	the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiary is made known to them, particularly during the period for which periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.	Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2006 Form 10-K.

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

COMMUNITY BANCORP

By:	/s/ EDWARD M. JAMISON
Edward M. Jamison President and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2007

COMMUNITY BANCORP

By:	/s/ PATRICK HARTMAN
Patrick Hartman Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Chief Accounting Officer)

Dated: May 4, 2007