Form 10-Q
period 2007-06-30
Community Bancorp
filed 2007-08-09
CIK 1304366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding as of July 31, 2007
Common Stock, $0.001 par value	10,419,924 shares

COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006 (Unaudited)

	June 30, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Cash and due from banks	$22,874	$28,694
Interest bearing deposits in other banks	4,115	8,501
Federal funds sold	9,366	8,921

Cash and cash equivalents	36,355	46,116

Securities available for sale, at fair value	93,548	107,849
Securities held to maturity, at amortized cost (fair value of $1,223 as of June 30, 2007 and $1,334 as of December 31, 2006)	1,211	1,309
Required equity investments, at cost	12,432	6,589
Loans, net of allowance for loan losses of $15,985 as of June 30, 2007 and $14,973 as of December 31, 2006	1,344,896	1,234,841
Premises and equipment, net	25,437	24,133
Accrued interest and dividends receivable	8,285	7,668
Deferred income taxes, net	55	875
Bank owned life insurance	10,299	10,071
Goodwill	115,126	115,865
Core deposit intangible, net of accumulated amortization of $1,808 as of June 30, 2007 and $1,138 as of December 31, 2006	8,151	8,821
Other assets	7,391	6,242

Total assets	$1,663,186	$1,570,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$187,621	$205,115
Interest bearing:
Demand	561,915	510,454
Savings	40,527	60,480
Time, $100,000 or more	197,542	164,954
Other time	238,932	235,273

Total deposits	1,226,537	1,176,276
Borrowings	109,834	77,695
Accrued interest payable and other liabilities	8,935	9,907
Junior subordinated debt	87,630	87,630

Total liabilities	1,432,936	1,351,508

Commitments and Contingencies (Note 11)

Stockholders' equity
Common stock, par value: $0.001; shares authorized: 30,000,000; shares issued: 10,454,299 as of June 30, 2007 and 10,423,188 as of December 31, 2006	10	10
Additional paid-in capital	168,091	167,359
Retained earnings	63,493	52,402
Accumulated other comprehensive loss, net of tax	(1,059)	(615)

	230,535	219,156
Less cost of treasury stock, 34,375 shares	(285)	(285)

Total stockholders' equity	230,250	218,871

Total liabilities and stockholders' equity	$1,663,186	$1,570,379

See Notes to Consolidated Financial Statements (Unaudited).

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and six months ended June 30, 2007 and 2006 (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$30,439	$17,492	$59,373	$32,907
Securities and investments	1,448	999	2,884	1,999
Federal funds sold	529	734	1,047	1,000

Total interest and dividend income	32,416	19,225	63,304	35,906

Interest expense on:
Deposits	11,926	5,543	22,623	9,914
Borrowings	1,149	685	2,301	1,123
Junior subordinated debt	1,543	638	3,073	1,248

Total interest expense	14,618	6,866	27,997	12,285

Net interest income before provision for loan losses	17,798	12,359	35,307	23,621
Provision for loan losses	486	625	968	1,607

Net interest income after provision for loan losses	17,312	11,734	34,339	22,014
Non-interest income:
Service charges and other income	557	434	1,185	883
Bank owned life insurance	111	85	229	126
Net swap settlements	44	38	92	53
Rental income	38	35	76	73
Gain on sale of securities	4	—	4	—
Net gain on sale of loans	250	—	285	—

Total non-interest income	1,004	592	1,871	1,135

Non-interest expense:
Salaries, wages and employee benefits	5,589	3,363	11,301	6,405
Occupancy, equipment and depreciation	1,227	815	2,423	1,556
Core deposit intangible amortization	335	190	670	381
Data processing	268	201	583	456
Advertising and public relations	464	337	737	491
Professional fees	428	277	700	635
Telephone and postage	193	89	394	164
Stationery and supplies	192	124	358	203
Directors fees	50	584	178	687
Insurance	140	84	259	164
Software maintenance	116	59	221	93
Loan related	82	51	177	110
Other operating expenses	539	449	1,080	953

Total non-interest expense	9,623	6,623	19,081	12,298

Income before income tax provision	8,693	5,703	17,129	10,851
Income tax provision	3,050	1,940	6,037	3,663

Net income	5,643	3,763	11,092	7,188
Other comprehensive income—unrealized (loss) on available for sale securities, net of income tax benefit of $333, $282, $262 and $345, respectively	(600)	(549)	(445)	(671)

Comprehensive income	$5,043	$3,214	$10,647	$6,517

EARNINGS PER SHARE:
Basic	$0.54	$0.51	$1.06	$0.97

Diluted	$0.54	$0.50	$1.06	$0.96

See Notes to Consolidated Financial Statements (Unaudited).

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006 (Unaudited)

	June 30, 2007	June 30, 2006
	(In thousands)
Cash flows from operating activities:
Net income	$11,092	$7,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	929	625
(Gain) loss on sales of fixed assets	(20)	7
Amortization of core deposit intangible	670	381
(Income) from bank owned life insurance	(229)	(126)
(Gains) on sales of loans	(285)	—
(Gain) on sale of securities	(4)	—
Proceeds from sales of loans held for sale	3,559	—
Originations of loans held for sale	(2,262)	—
Deferred taxes, net	1,082	(602)
Provision for loan losses	968	1,607
Stock-based compensation expense	417	717
Net amortization (accretion) of investment premium and discount	(76)	72
(Increase) in accrued interest receivable	(617)	(614)
(Increase) decrease in other assets	(501)	80
Increase (decrease) in accrued interest payable and other liabilities	(972)	1,037
(Income) from required equity investments—stock dividends	(117)	(29)

Net cash provided by operating activities	13,634	10,343

Cash flows from investing activities:
Net (increase) in loans	(112,035)	(143,295)
Payments received from net swap settlements	92	53
Proceeds from maturities of and principal paydowns on securities held to maturity	98	207
(Purchase) of securities available for sale	(2,617)	(2,770)
Proceeds from maturities of and principal paydowns on securities available for sale	13,019	14,288
Proceeds from sale of securities available for sale	3,272	—
Net (investment in) required equity investments	(5,726)	(2,138)
(Purchase) of premises and equipment	(2,261)	(320)
Proceeds from sale of premises and equipment	48	—

Net cash (used in) investing activities	(106,110)	(133,975)

Cash flows from financing activities:
Net increase in borrowings	32,139	40,000
Net increase in deposits	50,261	68,345
Excess tax benefit related to exercise of stock options	51	59
Proceeds from exercise of stock options	264	130

Net cash provided by financing activities	82,715	108,534

Net (decrease) in cash and cash equivalents	(9,761)	(15,098)
Cash and cash equivalents, beginning of the year	46,116	86,904

Cash and cash equivalents, end of the period	$36,355	$71,806

Supplemental disclosure of cash flow information:
Interest paid	$27,843	$11,998

Income taxes paid	$5,161	$3,960

See Notes to Consolidated Financial Statements (Unaudited).

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

Community Bank of Arizona (formerly Cactus Commerce Bank), is an Arizona state chartered bank providing a full range of commercial and consumer bank products through two branches and one administrative office located in the greater Phoenix, Arizona area. Community Bank of Arizona was acquired in September 2006.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes, other than net income, during the six months ended June 30, 2007.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation, with no effect on previously reported net income or stockholders’ equity.

Note 3. Significant Accounting Policies

Accounting policies are fully described in Note 1 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and there have been no material changes during the six months ended June 30, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48, to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The literature also provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the Consolidated Balance Sheets prior to the adoption of FIN 48 will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. In addition, in May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, Definition of "Settlement" in FASB Interpretation No. 48. This FSP provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The FASB clarifies that a tax position could be effectively settled upon examination by a taxing authority. The Company adopted FIN 48 effective January 1, 2007. As of the date of adoption, there was no historical tax position taken that would result in a reasonably possible change in the next twelve months from previously reported amounts and accordingly, there was no material impact with the adoption of FIN 48 on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income and Comprehensive Income. Further, the Company’s policy is to record interest and penalties from underpayment of taxes when it is reasonably probable that the amounts will be incurred. The Company is subject to federal, state, and local income tax examinations for years beginning in 2003 and thereafter. There are no federal or state income tax examinations in process.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the financial impact SFAS No. 159 will have on its Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income.

Note 5. Acquisition Activity

During 2006, the Company completed the following two acquisitions using the purchase method of accounting and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition. The following table summarizes these transactions as of the date of acquisition.

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

As of June 30, 2007, estimated goodwill resulting from these transactions had been reduced by approximately $739,000 from December 31, 2006 due primarily to deferred tax and income taxes receivable adjustments from the Valley Bancorp acquisition.

Community Bank of Arizona (formerly Cactus Commerce Bank)

On September 30, 2006, the Company acquired 100% of the outstanding common stock of Community Bank of Arizona, headquartered in Glendale, Arizona. Under the terms of the Agreement, Community Bank of Arizona’s shareholders received $256.59 in cash for each share of common stock for a total purchase price of approximately $13.6 million. At the date of acquisition, Cactus Commerce Bank became a wholly-owned subsidiary of the Company and was subsequently renamed Community Bank of Arizona in February 2007. The acquisition was consistent with the strategic goals of the Company to expand beyond the southern Nevada geographic region.

Valley Bancorp

On October 13, 2006, the Company acquired 100% of the outstanding common stock of Valley Bancorp, headquartered in Las Vegas, Nevada. Under the terms of the Agreement, the Company paid approximately $42.7 million in cash and issued approximately 3.0 million shares for a total purchase price of $138.8 million. Immediately after the acquisition, Valley Bank was merged into Community Bank of Nevada. The acquisition was consistent with the strategic goals of the Company to expand its presence in the southern Nevada geographic region with the anticipation of providing the combined company with financial benefits that include reduced operating expenses.

Unaudited Pro Forma Information for Acquisitions

The following table presents the unaudited actual and pro forma results of operations for the periods ended June 30, 2007 and 2006 shown below, respectively, as if the Community Bank of Arizona and Valley Bancorp acquisitions described above had been completed as of January 1, 2006. The unaudited pro forma results of operations include: (1) the historical accounts of the Company, Community Bank of Arizona and Valley Bancorp; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that might have occurred had these acquisitions been completed at the beginning of 2006. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands, except per share data)
Net interest income	$17,798	$17,963	$35,307	$34,268
Provision for loan losses	486	715	968	1,961

Net interest income after provision for loan losses	17,312	17,248	34,339	32,307
Non-interest income	1,004	676	1,871	1,338
Non-interest expense	9,623	9,569	19,081	18,089

Income before income tax provision	8,693	8,355	17,129	15,556
Income tax provision	3,050	2,840	6,037	5,254

Net income	$5,643	$5,515	$11,092	$10,302

Basic earnings per share	$0.54	$0.54	$1.06	$1.01

Diluted earnings per share	$0.54	$0.53	$1.06	$0.99

Goodwill

As a result of the acquisitions noted above and the Bank of Commerce acquisition in 2005, the Company’s recorded goodwill at June 30, 2007 and December 31, 2006 of $115.1 million and $115.9 million, respectively. Core deposit intangibles, net of accumulated amortization, resulting from these acquisitions amounted to $8.2 million and $8.8 million at June 30, 2007 and December 31, 2006, respectively. Core deposit intangibles are being amortized over 7 to 8 years. Amortization expense for the three months ended June 30, 2007 and 2006 amounted to $335,000 and $190,000, respectively, and for the six months ended June 30, 2007 and 2006 amounted to $670,000 and $381,000, respectively.

Note 6. Loans

The composition of the Company’s loan portfolio as of June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Commercial and industrial	$158,028	$177,583
Real estate:
Commercial (1)	364,625	347,072
Residential (2)	40,719	35,150
Construction and land development (3)(4)	797,103	686,267
Consumer and other	5,887	7,139

Total gross loans	1,366,362	1,253,211
Less:
Allowance for loan losses	15,985	14,973
Net unearned loan fees and discounts	5,481	3,397

Total net loans	$1,344,896	$1,234,841

(1)	Owner-occupied commercial real estate loans were approximately 53.0% and 48.1% of the Company’s commercial real estate loan portfolio as of June 30, 2007 and December 31, 2006, respectively.
(2)	Primarily loans for custom homes to high net worth customers and home equity lines of credit. This category does not contain conventional residential mortgages.
(3)	Includes loans for undeveloped land of approximately $206.0 million and $223.1 million as June 30, 2007 and December 31, 2006, respectively.
(4)	Includes loans for property zoned for single family homes, which amounted to $235.6 million and $189.3 million as of June 30, 2007 and December 31, 2006, respectively.

Changes in the allowance for loan losses for the three months and six months ended June 30, 2007 and 2006 are as follow:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$15,615	$9,098	$14,973	$8,117
Provision for loan losses	486	625	968	1,607
Less amounts charged off	(129)	—	(228)	(26)
Recoveries of amounts charged off	13	7	272	32

Balance at end of period	$15,985	$9,730	$15,985	$9,730

At June 30, 2007, total impaired and non-accrual loans were $3.6 million and $1.3 million, respectively, and there were no loans past due 90 days or more still accruing interest. At December 31, 2006, total impaired and non-accrual loans were $6.1 million and $647,000, respectively, and there were no loans past due 90 days or more and still accruing interest.

Note 7. Borrowings

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) for short term and long term borrowings. FHLB term debt, which matures from July 2007 through March 2009, amounted to $109.8 million at June 30, 2007. Interest on these borrowings accrued at an average rate of 5.15% for the three months and six months ended June 30, 2007. Remaining available debt financing through the FHLB amounted to $319.0 million at June 30, 2007.

The Company also has agreements with other lending institutions under which it can purchase up to $91.5 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The Company had no federal funds purchased as of June 30, 2007 and $3.4 million as of December 31, 2006.

The Company has a promissory note agreement with a correspondent bank for a $10.0 million revolving line of credit. The line is unsecured. The initial interest rate is 6.30%, subject to adjustment based on the 30-day LIBOR, and expires on December 19, 2007. A fee based on the unused portion of the line of credit will be paid quarterly in arrears, at an annual rate of 1/8% and calculated based on the average unused portion of the line of credit for the previous quarter. As of June 30, 2007 and December 31, 2006, there were no outstanding borrowings under this agreement.

Note 8. Junior Subordinated Debt

As of June 30, 2007 and December 31, 2006, the Company had approximately $87.6 million, consisting of three separate issuances of trust preferred securities (collectively, the “Securities”), outstanding classified as junior subordinated debt. Community Bancorp (NV) Statutory Trust III is composed of fixed and variable issuances. Of the total issuances, two bear interest at a fixed rate of 5.94% ($20.6 million) and 6.78% ($26.5 million) for the first seven and five years, respectively, and convert to the three-month LIBOR rate plus 1.37% and 1.60%, respectively, through maturity. The remaining two issuances bear interest at the three-month LIBOR rate plus 3.40% ($15.5 million) and 1.60% ($25.0 million), respectively. The three month LIBOR rate at June 30, 2007 and December 31, 2006 was 5.36%.

The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debt. If the Company elects to defer payments of interest on the Securities by extending the interest distribution period, then the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of the Company’s common stock, until such time as all deferred interest is paid.

In the event of certain changes or amendments to regulatory requirements or federal tax rules, the debt is redeemable in whole. Certain obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company.

In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The qualitative limits become effective on March 31, 2009. As of June 30, 2007, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit ($77.1 million), and the remainder is in Tier II capital ($7.9 million).

In accordance with FIN 46 (revised December 2004), Consolidation of Variable Interest Entities-an interpretation of ARB No. 51, statutory trusts are not reported on a consolidated basis. Therefore, the trust preferred debt securities of $85.0 million do not appear on the Consolidated Balance Sheets. Instead, the junior subordinated debentures of $87.6 million payable by Community Bancorp to the statutory trusts and the investment in the statutory trusts common stock of $2.6 million (included in other assets) are reported on the Consolidated Balance Sheets.

Note 9. Share-Based Compensation

Stock options

As of June 30, 2007, the Company has outstanding options under two share-based compensation plans. The related compensation cost was approximately $220,000 and $642,000 for the three months ended June 30, 2007 and 2006, respectively, and $417,000 and $717,000 for the six months ended June 30, 2007 and 2006, respectively. The compensation cost related to the share-based compensation plans was included in salaries, wages and employee benefits expense for grants to employees and directors fees for grants to board members in the Consolidated Statements of Income and Comprehensive Income. No share-based compensation was capitalized. No stock options were granted during the six months ended June 30, 2007. For the six months ended June 30, 2006, 304,000 stock options were granted at a weighted average exercise price of $30.59.

Additional disclosures regarding share-based compensation are not presented since there have been no material changes (e.g., options granted) during the six months ended June 30, 2007.

Stock appreciation rights

In July 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan. The Company accounts for the Stock Appreciation Rights (“SAR”) using liability accounting which requires the Company to record the liability of the SAR at fair value, rather than intrinsic value. The total accrued liability, included in accrued interest payable and other liabilities on the Consolidated Balance Sheet, was approximately $429,000 at December 31, 2006. All outstanding SAR were settled, with cash payments made in April 2007 and, accordingly, there was no accrued liability for SAR at June 30, 2007. SAR expense, included in salaries, wages and employee benefits expense in the Consolidated Statements of Income and Comprehensive Income, for the three months ended June 30, 2007 and 2006 was $0 and $25,000, respectively, and for the six months ended June 30, 2007 and 2006 was $32,000 and $42,000, respectively.

Note 10. Earnings per Share

Basic earnings per share (“EPS”) represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding options, and are determined using the treasury stock method.

EPS has been computed based on the following:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2007			2006			2007			2006
	(In thousands, except earnings per share)						(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic EPS	$5,643	10,420	$0.54	$3,763	7,385	$0.51	$11,092	10,418	$1.06	$7,188	7,384	$0.97
Effect of dilutive securities:
Stock options	—	68	—	—	92	(0.01)	—	72	—	—	98	(0.01)

Diluted EPS	$5,643	10,488	$0.54	$3,763	7,477	$0.50	$11,092	10,490	$1.06	$7,188	7,482	$0.96

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 441,000 shares and 180,000 shares at June 30, 2007 and 2006, respectively.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of June 30, 2007 and December 31, 2006 is as follows:

Outstanding commitments

	June 30, 2007	December 31, 2006
	(In thousands)
Commitments to extend credit, including unsecured commitments of approximately $28,450 for 2007 and $26,925 for 2006	$354,824	$351,236
Credit card commitments, including unsecured amounts of approximately $504 for 2007 and $2,047 for 2006	504	2,064
Standby letters of credit, including unsecured commitments of approximately $1,363 for 2007 and $480 for 2006	5,078	5,673

	$360,406	$358,973

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable; inventory; property and equipment; residential real estate; income-producing commercial properties; and owner-occupied commercial properties. The Company had approximately $800,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit at June 30, 2007 and December 31, 2006.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (“FIN 45”). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5, Accounting for Contingencies. As of June 30, 2007 and December 31, 2006, the amount of the liability related to guarantees was approximately $13,000 and $14,000, respectively.

In connection with standby letters of credit, the Company recognizes the related commitment fee received from the third party as a liability at the inception of the guarantee arrangement pursuant to FIN 45. Where the likelihood of exercise of the commitment is remote, the commitments are generally recognized as service fee income on a straight line basis over the commitment period. All other commitment fees in connection with standby letters of credit are deferred over the entire commitment period and are not recognized as service fee income until the expiration of the commitment period.

Financial Instruments with Concentrations of Credit Risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada and Arizona. At June 30, 2007, real estate loans accounted for approximately 88.0% of the total loans. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. At June 30, 2007 approximately 2.3% of gross loans were unsecured.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economies in Southern Nevada and Arizona. The Company’s goal is to maintain a diversified loan portfolio that is well collateralized and supported by the underlying cash flows of the properties and/or business activities.

Lease Commitments

The Company leases certain branches and office facilities under operating leases. The Company has lease obligations for nine of its branch locations, two loan production offices, and its corporate offices under various non-cancelable agreements with expiration dates through March 2018, which require various minimum annual rentals. One additional branch is under construction, with lease terms that expire in five years from commencement (e.g., completion of tenant improvements). It is anticipated this branch will open during the third quarter of 2007.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Note 12. Derivative Financial Instruments

During 2006, the Company originated two fixed rate loans with an aggregate principal balance of approximately $20.0 million. The Company also entered into two interest rate swap agreements with notional values equal to the principal balance of the two fixed rate loans. The interest rate swap agreements are LIBOR-based where the Company’s interest payments are based on a fixed interest rate and the Company’s receipt of interest payments are based on a variable interest rate. The Company retains any net swap settlement income and pays any net swap settlement expense. As the Company has not elected hedge accounting the net swap settlement income has been recorded in noninterest income.

Each of the loan agreements contain contractual provisions that pass through to the borrower any gain or loss resulting from the termination of the swap agreements. The interest rate swap agreements are recorded at fair value as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. However, the accounting for the liability due to or receivable due from the borrower resulting from the termination of the swap is governed by SFAS No. 5. This pronouncement requires the recognition of a liability when amounts are due to the borrower but precludes the recording of a receivable when amounts are due from the borrower. The fair values of the swap agreements are reflected in other assets or other liabilities, as applicable, and amounts, if any, owed to the borrower are recorded in other liabilities on the Consolidated Balance Sheets.

Fair values for the swap agreements are based upon quoted market prices where available, except in the case of certain options and swaps where pricing models are used.

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

	For the three months ended and as of June 30, 2007				For the six months ended and as of June 30, 2007
	Community Bank of Nevada	Community Bank of Arizona	Other	Total	Community Bank of Nevada	Community Bank of Arizona	Other (3)	Total
	(In thousands)				(In thousands)
Interest and dividend income	$30,829	$1,532	$55	$32,416	$60,300	$2,894	$110	$63,304
Interest expense	12,524	551	1,543	14,618	23,907	1,017	3,073	27,997

Net interest income before provision for loan losses	18,305	981	(1,488)	17,798	36,393	1,877	(2,963)	35,307
Provision for loan losses	386	100	—	486	768	200	—	968

Net interest income after provision for loan losses	17,919	881	(1,488)	17,312	35,625	1,677	(2,963)	34,339
Non-interest income	911	93	—	1,004	1,618	178	75	1,871
Non-interest expenses	8,149	973	501	9,623	16,487	1,747	847	19,081

Segment pretax income (loss)	$10,681	$1	$(1,989)	$8,693	$20,756	$108	$(3,735)	$17,129

Segment assets (1)					$1,569,683	$89,420	$4,083	$1,663,186

	For the three months ended and as of June 30, 2006				For the six months ended and as of June 30, 2006
	Community Bank of Nevada	Community Bank of Arizona	Other	Total	Community Bank of Nevada	Community Bank of Arizona	Other (3)	Total
	(In thousands)				(In thousands)
Interest and dividend income	$18,545	$—	$680	$19,225	$34,633	$—	$1,273	$35,906
Interest expense	6,228	—	638	6,866	11,036	—	1,249	12,285

Net interest income before provision for loan losses	12,317	—	42	12,359	23,597	—	24	23,621
Provision for loan losses	625	—	—	625	1,510	—	97	1,607

Net interest income after provision for loan losses	11,692	—	42	11,734	22,087	—	(73)	22,014
Non-interest income	592	—	—	592	1,135	—	—	1,135
Non-interest expenses	5,665	—	958	6,623	10,893	—	1,405	12,298

Segment pretax income (loss)	$6,619	$—	$(916)	$5,703	$12,329	$—	$(1,478)	$10,851

Segment assets (2)					$978,234	$—	$31,279	$1,009,513

(1)	Goodwill included in Community Bank of Nevada's and Community Bank of Arizona's segment assets amounted to $105.6 million and $9.5 million, respectively.
(2)	Goodwill included in Community Bank of Nevada’s segment assets amounted to $18.9 million.
(3)	Includes intersegment eliminations and reclassifications.

Note 14. Quarterly Data

	For the three months ended		For the three months ended
	June 30, 2007	March 31, 2007	June 30, 2006	March 31, 2006
	(In thousands, except per share data)
Interest income	$32,416	$30,888	$19,225	$16,681
Interest expense	14,618	13,379	6,866	5,419

Net interest income before provision for loan losses	17,798	17,509	12,359	11,262
Provision for loan losses	486	482	625	982

Net interest income after provision for loan losses	17,312	17,027	11,734	10,280
Non-interest income	1,004	867	592	543
Non-interest expense	9,623	9,458	6,623	5,675

Income before income tax provision	8,693	8,436	5,703	5,148
Income tax provision	3,050	2,987	1,940	1,723

Net income	$5,643	$5,449	$3,763	$3,425

Basic earnings per share	$0.54	$0.52	$0.51	$0.46

Diluted earnings per share	$0.54	$0.52	$0.50	$0.46

Note 15. Subsequent Event

On July 25, 2007, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to 5% of its common stock over the next twelve months. Currently, this stock buyback program authorized the buyback of approximately 521,000 shares at a cost of approximately $12.6 million.

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

When used in this document, the words or phrases such as “will likely result in,” “management expects that,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Readers should not place undue reliance on the forward-looking statements, which reflect management's view only as of the date hereof. Community Bancorp undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting Community Bancorp under PSLRA's safe harbor provisions.

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

While the Company continued to experience organic growth during 2006 and through the first half of 2007, two acquisitions during 2006 (September and October) resulted in substantial changes to its earning assets and funding liabilities.

Primarily as a result of our organic growth and 2006 acquisitions:

•

Net income for the second quarter of 2007 increased 50.0% to $5.6 million, or $0.54 per diluted share, compared to $3.8 million, or $0.50 per diluted share, for the second quarter of 2006. Net income for the first half of 2007 increased to $11.1 million, or $1.06 per diluted share, from $7.2 million, or $0.96 per diluted share in the first half of 2006.

•

Net interest income before provision for loan losses for the second quarter of 2007 was up 44.0% to $17.8 million compared to $12.4 million in the second quarter of 2006 and increased 49.5% to $35.3 million for the first half of 2007 compared to $23.6 million for the first half of 2006.

•

Non-interest income for the second quarter of 2007 increased 69.6% to $1.0 million compared to $592,000 in the same quarter of 2006. Non-interest income for the first half of 2007 increased to $1.9 million compared to $1.1 million in the first half of 2006.

The following are significant factors in understanding the Company’s financial condition and results of operations:

•	Gross loans increased to $1.37 billion, or 9.0%, at June 30, 2007 compared to $1.25 billion at December 31, 2006, primarily in real estate—construction and land development loans.

•	Total deposits increased to $1.23 billion, or 4.3%, at June 30, 2007 compared to $1.18 billion at December 31, 2006.

•

Non-performing loans totaled $1.3 million, or 0.10% of total loans, at June 30, 2007 compared to $647,000, or 0.05% of total loans, and $1.7 million, or 0.21% of total loans, at December 31, 2006 and June 30, 2006, respectively.

•

For the three and six months ended June 30, 2007, the Company’s net interest margin decreased to 4.93% and 4.98%, respectively, compared to 5.42% and 5.48%, respectively, in the same periods in 2006. The decrease in net interest margin was primarily attributable to continued upward pricing pressures for deposits and other funding liabilities over the first half of 2007 in a stable prime rate environment.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA

(Unaudited)

	2nd Quarter 2007	2nd Quarter 2006	Percentage Change	1st Half 2007	1st Half 2006	Percentage Change
	(In thousands, except share and percentage data)			(In thousands, except share and percentage data)
SHARE DATA
Earnings per share—basic	$0.54	$0.51	5.9%	$1.06	$0.97	9.3%
Earnings per share—diluted	$0.54	$0.50	8.0%	$1.06	$0.96	10.4%
Book value per share	$22.10	$15.46	42.9%	$22.10	$15.46	42.9%
Shares outstanding at period end	10,419,924	7,387,069	41.1%	10,419,924	7,387,069	41.1%
Weighted average shares outstanding—basic	10,419,924	7,385,382	41.1%	10,417,919	7,384,003	41.1%
Weighted average shares outstanding—diluted	10,488,289	7,476,720	40.3%	10,490,016	7,482,050	40.2%

SELECTED OTHER BALANCE SHEET DATA
Average assets	$1,639,474	$989,892	65.6%	$1,621,763	$945,523	71.5%
Average earning assets	$1,457,476	$922,917	57.9%	$1,439,371	$877,791	64.0%
Average stockholders' equity	$228,470	$112,741	102.7%	$225,698	$110,952	103.4%
Gross loans	$1,366,362	$806,873	69.3%	$1,366,362	$806,873	69.3%

SELECTED FINANCIAL RATIOS
Return on average assets	1.38%	1.52%	-9.2%	1.38%	1.53%	-9.8%
Return on average stockholders' equity	9.91%	13.39%	-26.0%	9.91%	13.06%	-24.1%
Net interest margin (1)	4.93%	5.42%	-9.0%	4.98%	5.48%	-9.1%
Efficiency ratio (2)	51.18%	51.14%	0.1%	51.32%	49.68%	3.3%

Capital Ratios
Average stockholders' equity to average assets	13.94%	11.39%	22.4%	13.92%	11.73%	18.7%
Tier 1 leverage capital ratio
Consolidated Company				12.22%	13.16%	-7.1%
Community Bank of Nevada				11.55%	9.82%	17.6%
Community Bank of Arizona				30.82%	N/A	N/A
Tier 1 risk-based capital ratio
Consolidated Company				12.07%	13.89%	-13.1%
Community Bank of Nevada				11.32%	10.38%	9.1%
Community Bank of Arizona				35.51%	N/A	N/A
Total risk-based capital ratio
Consolidated Company				13.63%	14.95%	-8.8%
Community Bank of Nevada				12.36%	11.44%	8.0%
Community Bank of Arizona				36.76%	N/A	N/A

Asset Quality Ratios
Non-performing loans (3)				$1,311	$1,685	-22.2%
Non-performing assets (4)				$1,311	$1,685	-22.2%
Non-performing loans to total loans				0.10%	0.21%	-52.4%
Non-performing assets to total assets				0.08%	0.17%	-52.9%
Allowance for loan losses to total loans				1.17%	1.21%	-3.3%
Allowance for loan losses to non-performing assets				1,219%	578%	110.9%
Allowance for loan losses to non-performing loans				1,219%	578%	110.9%
Net charge-offs (recoveries) to average loans (5)	0.04%	0.00%	100.0%	(0.01)%	0.00%	-100.0%

(1)	Net interest margin represents net interest income on a tax equivalent basis as a percentage of average interest-earning assets.
(2)	Efficiency ratio represents non-interest expenses, excluding provision for loan losses, as a percentage of the aggregate of net interest income and non-interest income.
(3)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.
(4)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.
(5)	Annualized.

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPERATING PERFORMANCE

Return on average shareholders’ equity. For the second quarter and first half of 2007, the Company’s return on average shareholders’ equity (“ROAE”) was 9.9% compared to 13.4% and 13.1%, respectively, for the same periods in 2006. The decrease in ROAE was primarily due to the issuance of approximately 3.0 million shares of Community Bancorp common stock, or $94.7 million, in October 2006 as part of the acquisition of Valley Bancorp. The acquisition of Valley Bancorp combined with the acquisition of Community Bank of Arizona, which was a cash transaction, resulted in approximately $96.2 million and $4.4 million of average goodwill and core deposit intangibles (assets that produce no measurable income) for the three and six months ended June 30, 2007, respectively.

Diluted earnings per share grew to $0.54 and $1.06, respectively, compared to $0.50 and $0.96 for the three and six months ended June 30, 2006, respectively. The moderate growth in the Company’s diluted earnings per share reflects the issuance of approximately 3.0 million shares in the fourth quarter 2006 as part of the acquisition of Valley Bancorp.

Return on average assets. Return on average assets (“ROAA”) decreased to 1.4% for the second quarter and first half of 2007 compared to 1.5% for the same periods in 2006. The decrease in ROAA was due to the $100.6 million increase in average goodwill and core deposit intangibles resulting from the Company’s 2006 acquisitions. These assets produce no measurable income, but significantly increased the Company’s average assets in the second quarter and first half of 2007 compared to the same periods in 2006.

Asset growth. Total assets increased by 5.9% to $1.7 billion as of June 30, 2007, from $1.6 billion as of December 31, 2006. The increase in total assets was driven primarily by a $113.2 million increase in gross loans off set in part by reductions in cash and cash equivalents and securities available for sale of $9.8 million and $14.3 million, respectively, from December 31, 2006 to June 30, 2007. Asset growth during the first half of 2007 was funded primarily through increases in deposits of $50.3 million and Federal Home Loan Bank borrowings of $32.1 million.

Asset quality. Non-performing loans totaled $1.3 million as of June 30, 2007, compared to $647,000 and $1.7 million at December 31, 2006 and June 30, 2006, respectively. Non-performing loans as a percentage of total loans was 0.10% of total loans at June 30, 2007, compared to 0.05% and 0.21% as of December 31, 2006 and June 30, 2006, respectively.

Operating efficiency. The Company’s efficiency ratio increased to 51.2% and 51.3% for the second quarter and first half of 2007 compared to 51.1% and 49.7% for the same periods in 2006. The increases in the efficiency ratio, during a period of increased operational costs due to branch expansion in Nevada and Arizona, was anticipated as the Company has not yet fully realized all cost efficiencies anticipated from the 2006 acquisitions.

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

To assist in the analysis of collateral risk (e.g., type of collateral securing each loan), management reviews: 1) financial data provided by the Federal Deposit Insurance Corporation (“FDIC”) of banks within the Company’s peer group; 2) an internal five-year loss history; and 3) financial data of local banks (within the Company’s peer group) to determine the nature and scope of their losses to date.

Available-for-sale securities. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. The Company believes this to be a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or, if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

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

Share-based compensation. Effective January 1, 2006 (the “adoption date”), the Company adopted the provisions of the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), requiring the measurement and recognition of all share-based compensation under the fair value method. Prior to the Company’s initial public offering (“IPO”), it used the minimum value method to calculate the fair value of stock options. Subsequent to the IPO, the Black-Scholes option pricing model has been used to calculate the fair value of stock options. The Company adopted SFAS No. 123R using the prospective method for options granted prior to the IPO and the modified prospective method for options granted subsequent to the IPO. Under the Company’s transition method, SFAS No. 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased or cancelled. In addition, the expense recognition provision of SFAS No. 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date. In determining the fair value of stock options, the Company employs the following assumptions:

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

Segment reporting. With the acquisition of Community Bank of Arizona in September 2006, the Company expanded to the greater Phoenix, Arizona market. During the quarter ended December 31, 2006, certain changes were implemented in the management and reporting of the Company’s business units, resulting in two reportable operating segments: Community Bank of Nevada and Community Bank of Arizona.

RESULTS OF OPERATIONS

As previously noted, the Company recorded net income of $5.6 million for the second quarter of 2007 compared to $3.8 million for the second quarter of 2006 and $11.1 million for the first half of 2007 compared to $7.2 million for the first half of 2006. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from interest earning assets and interest expense created by interest bearing liabilities; and non-interest income, of which a majority is fees and charges earned from customer services. Income from these sources is offset by the provision for loan losses, non-interest expense and income taxes.

While the Company continued to experience positive organic growth, the increase in net income for the quarter ended June 30, 2007 compared to June 30, 2006 was due primarily to the acquisition of two banks during 2006 (September and October 2006). Diluted earnings per share grew at a more moderate pace to $0.54 per share for the second quarter of 2007 compared to $0.50 per share for the second quarter of 2006 and $1.06 per share for the first half of 2007 compared to $0.96 for the first half of 2006. The Company’s diluted earnings per share reflects the issuance of approximately 3.0 million shares in the fourth quarter of 2006 as part of the acquisition of Valley Bancorp.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability components for the periods indicated.

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (7)(8)	Average Balance (9)	Interest Income/ Expense (9)	Annualized Average Rate/Yield (7)(8)
	(In thousands, except percentage data)
Assets:
Interest earning assets:
Loans (1)(2)	$1,301,307	$30,439	9.38%	$767,202	$17,492	9.14%
Investment securities (3)(4)	115,495	1,448	5.42%	94,526	999	4.71%
Federal funds sold	40,674	529	5.21%	61,189	734	4.81%

Total interest earning assets (3)	1,457,476	32,416	8.95%	922,917	19,225	8.40%

Non-interest earning assets:
Cash and due from banks	23,348			19,272
Goodwill and intangibles	123,427			23,660
Other assets	35,223			24,043

Total assets	$1,639,474			$989,892

Liabilities and stockholders' equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand	$69,625	470	2.71%	$47,588	258	2.17%
Money market	506,738	5,878	4.65%	314,384	2,883	3.68%
Savings	41,175	279	2.72%	6,067	11	0.73%
Time	408,380	5,299	5.20%	227,176	2,391	4.22%

Total interest bearing deposits	1,025,918	11,926	4.66%	595,215	5,543	3.74%
Borrowings	89,562	1,149	5.15%	59,500	685	4.62%
Junior subordinated debt	87,630	1,543	7.06%	36,083	638	7.09%

Total interest bearing liabilities	1,203,110	14,618	4.87%	690,798	6,866	3.99%

Non-interest bearing liabilities:
Demand deposits	195,581			178,607
Other liabilities	12,313			7,746

Total liabilities	1,411,004			877,151
Stockholders' equity	228,470			112,741

Total liabilities and stockholders' equity	$1,639,474			$989,892

Net interest income		$17,798			$12,359

Net interest spread (3)(5)			4.08%			4.41%

Net interest margin (3)(6)			4.93%			5.42%

(1)	Includes average non-accrual loans of $1.1 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively.
(2)	Net loan fees of $2.0 million and $1.4 million are included in the yield computations for the three months ended June 30, 2007 and 2006, respectively.
(3)	Yields on securities, total interest-bearing assets, net interest spread and net interest margin have been adjusted to a tax-equivalent basis.
(4)	Includes securities available for sale, securities held to maturity, interest bearing deposits in other banks and required equity investments.
(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income, on a tax equivalent basis, by total average earning-assets.
(7)	Average rates/yields for these periods have been annualized.
(8)	Yields are computed based on actual number of days during the period. As a result, yields in prior periods have been adjusted to conform with current presentation.
(9)	Certain average balances and income in prior periods have been reclassified to conform with current presentation.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (7)(8)	Average Balance (9)	Interest Income/ Expense (9)	Annualized Average Rate/Yield (7)(8)
	(In thousands, except percentage data)
Assets:
Interest earning assets:
Loans (1)(2)	$1,282,448	$59,373	9.34%	$739,957	$32,907	8.97%
Investment securities (3)(4)	116,965	2,884	5.35%	95,100	1,999	4.72%
Federal funds sold	39,958	1,047	5.28%	42,734	1,000	4.72%

Total interest earning assets (3)	1,439,371	63,304	8.90%	877,791	35,906	8.30%

Non-interest earning assets:
Cash and due from banks	24,144			19,908
Goodwill and intangibles	123,544			23,925
Other assets	34,704			23,899

Total assets	$1,621,763			$945,523

Liabilities and stockholders' equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand	$66,247	865	2.63%	$45,345	489	2.17%
Money market	490,091	11,267	4.64%	300,266	5,120	3.44%
Savings	47,785	648	2.73%	6,603	24	0.73%
Time	407,863	9,843	4.87%	210,318	4,281	4.10%

Total interest bearing deposits	1,011,986	22,623	4.51%	562,532	9,914	3.55%

Borrowings	90,073	2,301	5.15%	50,012	1,123	4.53%
Junior subordinated debt	87,630	3,073	7.07%	36,083	1,248	6.97%

Total interest bearing liabilities	1,189,689	27,997	4.75%	648,627	12,285	3.82%

Non-interest bearing liabilities:
Demand deposits	195,086			179,533
Other liabilities	11,290			6,411

Total liabilities	1,396,065			834,571
Stockholders' equity	225,698			110,952

Total liabilities and stockholders' equity	$1,621,763			$945,523

Net interest income		$35,307			$23,621

Net interest spread (3)(5)			4.15%			4.48%

Net interest margin (3)(6)			4.98%			5.48%

(1)	Includes average non-accrual loans of $1.2 million and $951,000 for the six months ended June 30, 2007 and 2006, respectively.
(2)	Net loan fees of $3.7 million and $2.5 million are included in the yield computations for the six months ended June 30, 2007 and 2006, respectively.
(3)	Yields on securities, total interest-bearing assets, net interest spread and net interest margin have been adjusted to a tax-equivalent basis.
(4)	Includes securities available for sale, securities held to maturity, interest bearing deposits in other banks and required equity investments.
(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income, on a tax equivalent basis, by total average earning-assets.
(7)	Average rates/yields for these periods have been annualized.
(8)	Yields are computed based on actual number of days during the period. As a result, yields in prior periods have been adjusted to conform with current presentation.
(9)	Certain average balances and income in prior periods have been reclassified to conform with current presentation.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned for interest earning assets and paid for interest bearing liabilities and the amount of change attributable to (i) average daily balances (“volume”) and (ii) interest rates (“rate”):

	Three months ended June 30, 2007 vs. 2006 increase (decrease) due to change in			Six months ended June 30, 2007 vs. 2006 increase (decrease) due to change in
	(In thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Loans	$12,486	$461	$12,947	$25,062	$1,404	$26,466
Investments securities	241	208	449	505	380	885
Federal funds sold	(262)	57	(205)	(56)	103	47

Total interest income	12,465	726	13,191	25,511	1,887	27,398

Interest expense:
Interest bearing demand	139	73	212	257	119	376
Money market	2,091	904	2,995	3,964	2,183	6,147
Savings	182	87	269	435	189	624
Time	2,250	657	2,907	4,643	919	5,562
Borrowings	379	85	464	1,006	172	1,178
Junior subordinated debt	908	(3)	905	1,807	18	1,825

Total interest expense	5,949	1,803	7,752	12,112	3,600	15,712

Net interest income	$6,516	$(1,077)	$5,439	$13,399	$(1,713)	$11,686

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

While the Company continued to grow its loan portfolio and deposit base, interest income, interest expense and the resulting net interest income for the three and six months ended June 30, 2007 increased substantially from the same periods in 2006 due primarily to the acquisition of Community Bank of Arizona (September 2006) and Valley Bancorp (October 2006). These acquisitions resulted in the addition of $367.6 million of gross loans (at acquisition) and a corresponding increase in deposits of $376.0 million (at acquisition).

For the three and six months ended June 30, 2007, interest and dividend income increased to $32.4 million and $63.3 million, respectively, compared to $19.2 million and $35.9 million for the same periods in 2006. The primary driver of these increases was the increase in average loans outstanding due to both organic and merger related loan growth. Also impacting interest income was loan yields for the three and six months ended June 30, 2007 which increased to 9.38% and 9.34%, respectively, compared to 9.14% and 8.97%, respectively, for the same periods in 2006. The increase in the loan yields in 2007 as compared to 2006 was due primarily to upward repricing of the Company’s rate sensitive loans.

For the three and six months ended June 30, 2007, interest expense increased to $14.6 million and $28.0 million, respectively, compared to the $6.9 million and $12.3 million for the same periods in 2006. The primary cause of these increases was the increase in average interest-bearing liabilities due to both organic and merger related growth. Impacting the increase in average interest bearing liabilities (in addition to the mergers noted above) was the issuance of $51.5 million in trust preferred debt in the third quarter of 2006. For the three and six months ended June 30, 2007, the average cost of interest bearing liabilities increased to 4.87% and 4.75%, respectively, compared to 3.99% and 3.82%, respectively, reflecting continued competitive pricing pressures on deposits, changes in market rates and usage of other instruments (e.g., trust preferred debt, wholesale deposits and other borrowings) to fund the Company’s growth.

For the three and six months ended June 30, 2007, the Company’s net interest margin decreased to 4.93% and 4.98%, respectively, compared to 5.42% and 5.48%, respectively, in the same period in 2006. The decrease in net interest margin was primarily attributable to continued upward pricing pressures for deposits and other funding liabilities over the first half of 2007 in a stable prime rate environment.

For the three and six months ended June 30, 2007, net interest income before provision for loan losses increased 44.0% and 49.5%, respectively, compared to the same periods in 2006, as interest earned on higher loan volumes and increased yields outweighed the effect of increased funding liabilities and higher cost of funds. Impacting net interest income for the three and six months ended June 30, 2007 was the addition of $367.6 million in gross loans (at acquisition) and a corresponding increase in deposits of $376.0 million (at acquisition) from the Community Bank of Arizona and Valley Bancorp mergers in the last half of 2006 and the Company’s issuance of $51.5 million in trust preferred debt in the third quarter of 2006.

Provision for Loan Losses

The Company has established an allowance for loan losses through charges to earnings that are reflected in the Consolidated Statements of Income and Comprehensive Income as “provision for loan losses.” Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in management’s judgment, is adequate to address the risks in the Company’s loan portfolio. To quantify these risks, the Company performs a quarterly assessment of the risks inherent in its loan portfolio, as well as a detailed review of each significant loan with identified weaknesses.

Based on this quarterly analysis a provision for loan losses of $486,000 was recorded for the second quarter of 2007 compared to $625,000 for the second quarter of 2006 and $968,000 for the first half of 2007 and compared to $1.6 million for the first half of 2006. The allowance for loan losses was $16.0 million, or 1.17% of total loans, as of June 30, 2007 compared to $15.0 million, or 1.19% of total loans, at December 31, 2006. While management believes that the allowance for loan losses was adequate at June 30, 2007, future additions to the allowance will be subject to continuing evaluation of estimated, known and inherent risks in the loan portfolio.

Non-Interest Income

The following table sets forth the various components of the Company’s non-interest income for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Increase	2007	2006	Increase
	Amount		(decrease)	Amount		(decrease)
	(In thousands)
Service charges and other income	$557	$434	$123	$1,185	$883	$302
Income from bank owned life insurance	111	85	26	229	126	103
Net swap settlements	44	38	6	92	53	39
Rental income	38	35	3	76	73	3
Gain on sale of securities	4	—	4	4	—	4
Net gain on sales of loans	250	—	250	285	—	285

Total non-interest income	$1,004	$592	$412	$1,871	$1,135	$736

Non-interest income increased 69.6%, or $412,000, to $1.0 million for the second quarter of 2007 compared to $592,000 for the second quarter of 2006 and increased 64.8%, or $736,000, to $1.9 million for the first half of 2007 compared to $1.1 million for the first half of 2006. While the Company continued to experience organic growth throughout 2006 and the first half of 2007, the increase in non-interest income was due primarily to the acquisition of Community Bank of Arizona (September 2006) and Valley Bancorp (October 2006) (e.g., acquisition of additional customer accounts from which customer service fees are earned) and the increase in gain on sale of loans that included a gain of approximately $163,000 related to the sale of the Company’s credit card portfolio during the second quarter of 2007.

Non-Interest Expense

The following table sets forth the components of non-interest expense for the periods indicated:

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Increase	2007	2006	Increase
	Amount		(decrease)	Amount		(decrease)
	(In thousands)
Salaries, wages and employee benefits	$5,589	$3,363	$2,226	$11,301	$6,405	$4,896
Occupancy, equipment and depreciation	1,227	815	412	2,423	1,556	867
Core deposit intangible amortization	335	190	145	670	381	289
Data processing	268	201	67	583	456	127
Advertising and public relations	464	337	127	737	491	246
Professional fees	428	277	151	700	635	65
Telephone and postage	193	89	104	394	164	230
Stationery and supplies	192	124	68	358	203	155
Directors fees	50	584	(534)	178	687	(509)
Insurance	140	84	56	259	164	95
Software maintenance	116	59	57	221	93	128
Loan related	82	51	31	177	110	67
Other operating expenses	539	449	90	1,080	953	127

Total non-interest expense	$9,623	$6,623	$3,000	$19,081	$12,298	$6,783

As a result of the acquisitions of Community Bank of Arizona and Valley Bancorp, the Company increased its branch network by six and added approximately eighty full time equivalent employees. In addition to this expansion through acquisitions, the Company added two new branches, closed one branch and added one administrative office during the first half of 2007. This expansion of facilities and human resources was the primary driver to the Company’s increased non-interest expense for the three and six months ended June 30, 2007 as compared to the same periods in 2006.

For the three months and six months ended June 30, 2007, directors’ fees decreased by $534,000 and $509,000 as compared to the same periods in 2006 primarily due to the cost of issuing non-qualified stock options to directors, with immediate vesting, during the second quarter of 2006. In accordance with SFAS No. 123R the Company recognized an expense for the fair value of the options on the grant date since the options vested immediately. No such options were granted during the first half of 2007.

Income Tax Expense

Income tax expense is the sum of two components, current tax expense and deferred tax expense. Current tax expense is the result of applying the current tax rate to taxable income. Deferred tax expense reflects the income on which taxes are paid versus financial statement pre-tax income, as some items of income and expense are recognized differently for income tax purposes than for the financial statements.

For the second quarter of 2007 and 2006, the provisions for income taxes were $3.1 million and $1.9 million, representing effective tax rates of 35.1% and 34.0%, respectively, and $6.0 million for the first half of 2007 and $3.7 million for the first half of 2006, representing effective tax rates of 35.2% and 33.8%, respectively. The primary reason for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax-advantaged investments in municipal obligations and bank owned life insurance.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company’s deferred tax asset was $55,000 as of June 30, 2007. As of December 31, 2006, the Company reported a deferred tax asset of $875,000. The change in deferred taxes was primarily attributable to purchase adjustments of goodwill and taxes receivable associated with the Valley Bancorp acquisition.

FINANCIAL CONDITION

Investment Securities

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of June 30, 2007		As of December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
U.S. Government-sponsored agencies	$30,908	$30,804	$37,963	$37,957
Municipal bonds	20,986	20,888	21,312	21,426
SBA loan pools	545	541	576	573
Mortgage-backed securities	42,743	41,309	47,727	46,689
Mutual funds	6	6	1,204	1,204

Total available for sale	$95,188	$93,548	$108,782	$107,849

Held to maturity:
Municipal bonds	$1,030	$1,041	$1,070	$1,093
SBA loan pools	181	182	239	241

Total held to maturity	$1,211	$1,223	$1,309	$1,334

Total investment securities	$96,399	$94,771	$110,091	$109,183

As of June 30, 2007, investment securities totaled $94.8 million, or 5.7% of total assets, compared to $109.2 million, or 7.0% of total assets, as of December 31, 2006. The decrease in the investment portfolio was due primarily to normal maturities. The proceeds from these maturities were used in part to fund the Company’s loan growth and reduce funding liabilities.

Available-for-sale securities totaled $93.5 million as of June 31, 2007, as compared to $107.8 million at December 31, 2006. Available-for-sale securities as a percentage of total assets decreased to 5.6% as of June 30, 2007 compared to 6.9% at December 31, 2006. Securities held to maturity decreased to $1.2 million at June 30, 2007 from $1.3 million at December 31, 2006. For the first half of 2007, the tax equivalent yield on the average investment portfolio was 5.35%, representing an increase of 63 basis points compared to 4.72% for the same period in 2006.

Loans

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2007	December 31, 2006
	(In thousands)
Commercial and industrial	$158,028	$177,583
Real estate:
Commercial (1)	364,625	347,072
Residential (2)	40,719	35,150
Construction and land development (3)(4)	797,103	686,267
Consumer and other	5,887	7,139

Total gross loans	1,366,362	1,253,211

Less:
Allowance for Losses	15,985	14,973
Net unearned loan fees and discounts	5,481	3,397

Total net loans	$1,344,896	$1,234,841

(1)	Owner-occupied commercial real estate loans were approximately 53.0% and 48.1% of the Company’s commercial real estate loan portfolio as of June 30, 2007 and December 31, 2006, respectively.
(2)	Primarily loans for custom homes to high net worth customers and home equity lines of credit. This segment does not contain conventional residential mortgages.
(3)	Includes loans for undeveloped land of approximately $206.0 million and $223.1 million as June 30, 2007 and December 31, 2006, respectively.
(4)	Includes loans for property zoned for single family homes, which amounted to $235.6 million and $189.3 million as of June 30, 2007 and December 31, 2006, respectively.

The Company’s loan portfolio represents the largest single portion of earning assets. The quality and diversification of the Company’s loans are important considerations when reviewing the Company’s results of operations. The Company’s lending activities consist of commercial and industrial, commercial real estate, residential real estate, construction and land development and consumer and other. For the first half of 2007, the largest increase in the loan portfolio was real estate – construction and land development, which increased 16.2%, indicating a continued demand for this product in the Company’s primary markets.

Commercial and industrial loans decreased to $158.0 million, or 11.0%, at June 30, 2007 from $177.6 million at December 31, 2006. The decrease is consistent with historical changes in this portion of the loan portfolio and is the result of normal changes in our customers’ business activities.

As of June 30, 2007 and December 31, 2006, gross loans represented 82.2% and 79.8%, respectively of total assets.

Non-performing Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more still accruing interest, loans renegotiated in troubled debt restructurings and other real estate owned (“OREO”). The following table sets forth information regarding non-performing assets as of the dates indicated:

	June 30, 2007	December 31, 2006	June 30, 2006
	(In thousands)
Non-accrual loans, not restructured	$1,311	$647	$1,685
Accruing loans past due 90 days or more	—	—	—
Restructured loans	—	—	—

Total non-performing loans (“NPLs”)	1,311	647	1,685
OREO	—	—	—

Total non-performing assets (“NPAs”)	$1,311	$647	$1,685

Selected ratios
NPLs to total loans	0.10%	0.05%	0.21%
NPAs to total loans and OREO	0.10%	0.05%	0.21%
NPAs to total assets	0.08%	0.04%	0.17%

Impaired Loans

Impaired loans are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of “impaired loans” is not coextensive with the category of “nonaccrual loans,” although the two categories overlap. All loans on nonaccrual, regardless of size, are considered impaired.

The following table sets forth information regarding impaired loans as of the dates indicated:

	June 30, 2007	December 31, 2006
	(In thousands)
Impaired loans with a valuation allowance	$2,239	$811
Impaired loans without a valuation allowance	1,347	5,239

Total impaired loans	$3,586	$6,050

Average balance of impaired loans (1)	$3,455	$5,889

Related valuation allowance	$833	$232

Interest income recognized on impaired loans (1)	$392	$491

Interest income recognized on a cash basis on impaired loans (1)	$366	$398

(1)	For the six months ended June 30, 2007 and twelve months ended December 31, 2006

Allowance for Loan Losses

The following table sets forth information regarding the Company’s allowance for loan losses for the dates indicated:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands)
Allowance for Loan Losses:
Balance at beginning of period	$15,615	$14,973	$8,117	$9,098	$8,117

Charge-offs:
Commercial	61	157	656	—	25
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer and other	68	71	5	—	1

Total charge-offs	129	228	661	—	26

Recoveries
Commercial	13	272	180	7	32
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Trade finance	—	—	—	—	—
Residential real estate	—	—	12	—	—

Total recoveries	13	272	192	7	32

Net loans charge-offs (recoveries)	116	(44)	469	(7)	(6)

Provision for loan losses	486	968	3,509	625	1,607

Allowance resulting from acquisitions	—	—	3,816	—	—

Balance at end of period	$15,985	$15,985	$14,973	$9,730	$9,730

Gross loans	$1,366,362	$1,366,362	$1,253,211	$806,873	$806,873
Average gross loans	1,306,093	1,286,691	878,862	770,993	743,810
Non-performing loans	1,311	1,311	647	1,685	1,685

Selected ratios:
Net charge-offs (recoveries) to average loans (annualized)	0.04%	-0.01%	0.05%	0.00%	0.00%
Provision for loan losses to average loans (annualized)	0.15%	0.15%	0.40%	0.32%	0.43%
Allowance for loan losses to gross loans outstanding at end of period	1.17%	1.17%	1.19%	1.21%	1.21%
Allowance for loan losses to total nonperforming loans	1219%	1219%	2314%	578%	578%

Due primarily to loan growth with an offset in part by net recoveries, the allowance for loan losses increased to $16.0 million as of June 30, 2007 compared to $15.0 million at December 31, 2006. The Company recorded a provision of $486,000 for second quarter of 2007 compared to $625,000 for the second quarter of 2006 and $968,000 for the first half of 2007 and $1.6 million for the first half of 2006. The allowance for loan losses decreased to 1.17% of gross loans at June 30, 2007 compared to 1.19% at December 31, 2006.

Management believes the level of allowance as of June 30, 2007 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth during the period. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Deposits

Total deposits increased by $50.3 million, or 4.3%, to $1.23 billion as of June 30, 2007, from $1.18 billion as of December 31, 2006. The increase in deposits is directly attributed to an increase in interest bearing demand deposits and time deposits, driven in part by the Company’s participation in wholesale deposit programs.

Borrowings and Junior Subordinated Debt

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) for short term and long term borrowings. FHLB term debt, which matures from July 2007 through March 2009, amounted to $109.8 million at June 30, 2007. Interest on these borrowings accrued at an average rate of 5.15% for the second quarter of 2007 and the first half of 2007. Remaining available debt financing through the FHLB amounted to $319.0 million at June 30, 2007.

The Company has agreements with other lending institutions under which it can purchase up to $91.5 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The Company had no federal funds purchased as of June 30, 2007.

The Company has a promissory note agreement with a correspondent bank for a $10.0 million revolving line of credit. The line is unsecured. The initial interest rate is 6.30%, subject to adjustment based on the 30-day LIBOR, and expires on December 19, 2007. A fee based on the unused portion of the line of credit will be paid quarterly in arrears, at an annual rate of 1/8% and calculated based on the average unused portion of the line of credit for the previous quarter. As of June 30, 2007 and December 31, 2006, there were no outstanding borrowings under this agreement.

As of June 30, 2007 and December 31, 2006, the Company had approximately $87.6 million, consisting of three separate issuances of trust preferred securities (collectively, the “Securities”), outstanding classified as junior subordinated debt. Community Bancorp (NV) Statutory Trust III has been bifurcated into a fixed and a variable issuance. Of the total issuances, two bear interest at a fixed rate of 5.94% ($20.6 million) and 6.78% ($26.5 million) for the first seven and five years, respectively, and convert to the three-month LIBOR rate plus 1.37% and 1.60%, respectively, through maturity. The remaining two issuances bear interest at the three-month LIBOR rate plus 3.40% ($15.5 million) and 1.60% ($25.0 million), respectively. The three month LIBOR rate at June 30, 2007 and December 31, 2006 was 5.36%.

In accordance with FIN 46 (revised December 2004), Consolidation of Variable Interest Entities-an interpretation of ARB No. 51, statutory trusts are not reported on a consolidated basis. Therefore, the trust preferred debt securities of $85.0 million do not appear on the Consolidated Balance Sheets. Instead, the junior subordinated debentures of $87.6 million payable by Community Bancorp to the statutory trusts and the investment in the statutory trusts common stock of $2.6 million (included in other assets) are reported on the Consolidated Balance Sheets.

REGULATORY MATTERS

The regulatory capital guidelines as well as the actual capital ratios for Community Bank of Nevada, Community Bank of Arizona and the Company as of June 30, 2007 are as follows:

			Actual
	Minimum Regulatory	Well Capitalized	Community Bank of Nevada	Community Bank of Arizona	Community Bancorp
Tier 1 leverage capital	4.00%	5.00%	11.55%	30.82%	12.22%
Tier 1 risk-based capital	4.00%	6.00%	11.32%	35.51%	12.07%
Total risk-based capital	8.00%	10.00%	12.36%	36.76%	13.63%

In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of June 30, 2007, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit ($77.1 million), and the remainder ($7.9 million) is in Tier II capital.

LIQUIDITY MANAGEMENT

The Company’s liquidity represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, the Company devotes resources to projecting the amount of funds that will be required and maintains relationships with a diversified customer base so that funds are accessible. The Company has the ability to increase liquidity by soliciting higher levels of deposit accounts through promotional activities, wholesale funding, borrowing from its correspondent banks, and the FHLB.

Management believes the Company’s liquid assets are adequate to meet its cash flow needs for loan funding and deposit withdrawals. At June 30, 2007, the Company had $129.9 million in liquid assets comprised of $36.4 million in cash and cash equivalents and $93.5 million in available-for-sale securities. The $24.1 million decrease in liquidity since December 31, 2006 was primarily a result of lower cash holdings and maturities of securities available for sale which were used in part to fund the Company’s loan growth during 2007.

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

The following item was submitted to the security holders for approval at the Annual Meeting of Shareholders held on May 17, 2007:

Pursuant to the Company’s by-laws and vote of the shareholders, the following individuals have been elected, with results of the vote as follows, to serve as members of the Board of Directors until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified:

Director	For	Withheld
Jacob D. Bingham	7,311,734	489,863
Dan H. Stewart	7,415,663	385,934
Edward M. Jamison	7,557,082	244,515
Gary W. Stewart	7,311,034	490,563
Lawrence K. Scott	7,560,680	240,917
Russell C. Taylor	7,387,603	413,994
Jack M. Woodcock	7,389,364	412,233

Total shares voted were 7,801,597 (or 74.9% of shares outstanding) of which 1,315,732 and 6,485,865 were individuals and brokers, respectively.

Item 5.	Other Information

During the quarter ended June 30, 2007 there were no changes the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

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

Dated: August 8, 2007

COMMUNITY BANCORP

By:	/s/ PATRICK HARTMAN
Patrick Hartman
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Chief Accounting Officer)

Dated: August 8, 2007