Form 10-Q
period 2007-09-30
Community Bancorp
filed 2007-11-07
CIK 1304366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding as of October 31, 2007
Common Stock, $0.001 par value	10,498,219 shares

COMMUNITY BANCORP

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

COMMUNITY BANCORP OF SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006 (Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands, except share data)
ASSETS
Cash and due from banks	$32,897	$28,694
Interest bearing deposits in other banks	4,186	8,501
Federal funds sold	9,155	8,921

Cash and cash equivalents	46,238	46,116

Securities available for sale, at fair value	90,938	107,849
Securities held to maturity, at amortized cost (fair value of $878 as of September 30, 2007 and
$1,334 as of December 31, 2006)	865	1,309
Required equity investments, at cost	13,720	6,589
Loans, net of allowance for loan losses of $16,184 as of September 30, 2007 and $14,973 as of
December 31, 2006	1,352,171	1,234,841
Premises and equipment, net	25,390	24,133
Accrued interest and dividends receivable	8,645	7,668
Deferred income taxes, net	—	875
Bank owned life insurance	10,410	10,071
Goodwill	115,143	115,865
Core deposit intangible, net of accumulated amortization of $2,143 as of September 30, 2007 and $1,138 as of December 31, 2006	7,816	8,821
Other assets	6,523	6,242

Total assets	$1,677,859	$1,570,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$211,547	$205,115
Interest bearing:
Demand	606,942	510,454
Savings	32,979	60,480
Time, $100,000 or more	200,994	164,954
Other time	206,441	235,273

Total deposits	1,258,903	1,176,276

Borrowings	101,267	77,695
Accrued interest payable and other liabilities	9,240	9,907
Deferred income taxes, net	522	—
Junior subordinated debt	72,166	87,630

Total liabilities	1,442,098	1,351,508

Commitments and Contingencies (Note 11)

Stockholders’ equity
Common stock, par value: $0.001; shares authorized: 30,000,000; shares issued: 10,617,794 as of September 30, 2007 (included 163,195 shares of unvested restricted stock) and 10,423,188 as of December 31, 2006	11	10
Additional paid-in capital	168,416	167,359
Retained earnings	69,024	52,402
Accumulated other comprehensive loss, net of tax	(420)	(615)

	237,031	219,156
Less cost of treasury stock, 77,175 shares as of September 30, 2007 and 34,375 as of December 31, 2006	(1,270)	(285)

Total stockholders’ equity	235,761	218,871

Total liabilities and stockholders’ equity	$1,677,859	$1,570,379

See Notes to Consolidated Financial Statements (Unaudited).

COMMUNITY BANCORP OF SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2007 and 2006 (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$31,613	$19,269	$90,986	$52,176
Securities and investments	1,345	1,039	4,229	3,038
Federal funds sold	301	370	1,348	1,370

Total interest and dividend income	33,259	20,678	96,563	56,584

Interest expense on:
Deposits	12,279	6,798	34,902	16,712
Borrowings	1,209	846	3,510	1,969
Junior subordinated debt	1,543	744	4,616	1,992

Total interest expense	15,031	8,388	43,028	20,673

Net interest income before provision for loan losses	18,228	12,290	53,535	35,911

Provision for loan losses	533	1,517	1,501	3,124

Net interest income after provision for loan losses	17,695	10,773	52,034	32,787

Non-interest income:
Service charges and other income	621	460	1,806	1,343
Bank owned life insurance	111	123	340	249
Net swap settlements	52	49	144	102
Rental income	38	35	114	108
Gain on sale of securities	—	—	4	—
Net gain on sale of loans	—	—	285	—

Total non-interest income	822	667	2,693	1,802

Non-interest expense:
Salaries, wages and employee benefits	5,337	3,623	16,638	10,028
Occupancy, equipment and depreciation	1,351	895	3,774	2,451
Core deposit intangible amortization	335	190	1,005	571
Data processing	246	192	829	648
Advertising and public relations	651	330	1,388	821
Professional fees	486	242	1,186	877
Telephone and postage	214	82	608	246
Stationery and supplies	189	112	547	315
Directors fees	71	50	249	737
Insurance	170	99	429	263
Software maintenance	106	68	327	161
Loan related	74	48	251	158
Other operating expenses	813	450	1,893	1,403

Total non-interest expense	10,043	6,381	29,124	18,679

Income before income tax provision	8,474	5,059	25,603	15,910
Income tax provision	2,943	2,002	8,980	5,665

Net income	5,531	3,057	16,623	10,245
Other comprehensive income—unrealized gain (loss) on available for sale securities, net of income tax (expense) benefit of $(351), $(289), $(89) and $57, respectively	640	561	195	(110)

Comprehensive income	$6,171	$3,618	$16,818	$10,135

EARNINGS PER SHARE:
Basic	$0.53	$0.41	$1.59	$1.39

Diluted	$0.53	$0.41	$1.59	$1.37

See Notes to Consolidated Financial Statements (Unaudited).

COMMUNITY BANCORP OF SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006 (Unaudited)

	September 30, 2007	September 30, 2006
	(In thousands)
Cash flows from operating activities:
Net income	$16,623	$10,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,441	984
Gain on sales of fixed assets	(20)	(18)
Amortization of core deposit intangible	1,005	571
Income from bank owned life insurance	(340)	(249)
Gain on sales of loans	(285)	—
Gain on sale of securities	(4)	—
Proceeds from sales of loans held for sale	3,559	—
Originations of loans held for sale	(2,458)	—
Deferred taxes, net	1,308	(894)
Provision for loan losses	1,501	3,124
Stock-based compensation expense	740	936
Net amortization (accretion) of investment premium and discount	(100)	130
Increase in accrued interest receivable	(977)	(1,495)
(Increase) decrease in other assets	441	(878)
Increase in accrued interest payable and other liabilities	(667)	1,088
Income from required equity investments—stock dividends	(183)	(67)

Net cash provided by operating activities	21,584	13,477

Cash flows from investing activities:
Net increase in loans	(119,791)	(218,133)
Payments received from net swap settlements	144	—
Proceeds from maturities of and principal paydowns on securities held to maturity	444	217
Purchase of securities available for sale	(4,685)	(2,770)
Proceeds from maturities of and principal paydowns on securities available for sale	18,714	19,714
Proceeds from sale of securities available for sale	3,272	—
Net investment in required equity investments	(6,948)	(2,138)
Purchase of premises and equipment	(2,698)	(563)
Proceeds from sale of premises and equipment	20	6
Cash paid for acquisitions, net	—	(9,245)

Net cash used in investing activities	(111,528)	(212,912)

Cash flows from financing activities:
Net increase in borrowings	23,572	39,000
Net increase in deposits	82,627	87,193
Proceeds from issuance of long-term subordinated debentures	—	50,000
Redemption of long-term subordinated debentures	(15,464)	—
Purchase of treasury stock	(985)	—
Excess tax benefit related to exercise of stock options	51	128
Proceeds from exercise of stock options	265	227

Net cash provided by financing activities	90,066	176,548

Net increase (decrease) in cash and cash equivalents	122	(22,887)
Cash and cash equivalents, beginning of the year	46,116	86,904

Cash and cash equivalents, end of the period	$46,238	$64,017

Supplemental disclosure of cash flow information:
Interest paid	$42,512	$20,152

Income taxes paid	$9,904	$9,645

See Notes to Consolidated Financial Statements (Unaudited).

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

Community Bancorp is a bank holding company headquartered in Las Vegas, Nevada with four wholly-owned subsidiaries: 1) Community Bank of Nevada, 2) Community Bank of Arizona, 3) Community Bancorp (NV) Statutory Trust II and 4) Community Bancorp (NV) Statutory Trust III. Community Bancorp exists primarily for the purpose of holding the stock of its wholly-owned subsidiaries and facilitating their activities. Community Bancorp and its consolidated subsidiaries discussed below are collectively referred to herein as the “Company.”

Community Bank of Nevada is a Nevada state chartered bank providing a full range of commercial and consumer bank products through thirteen branches located in the greater Las Vegas area and two loan production offices in southern California and Arizona.

Community Bank of Arizona (formerly Cactus Commerce Bank), is an Arizona state chartered bank providing a full range of commercial and consumer bank products through three branches and one administrative office located in the greater Phoenix, Arizona area. Community Bank of Arizona was acquired in September 2006.

The statutory trusts were formed for the exclusive purpose of issuing and selling trust preferred securities (see Note 2 and Note 8). The trust preferred securities issued through Community Bancorp (NV) Statutory Trust I were redeemed in September 2007 and management has substantially dissolved this entity.

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

The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes, other than net income, stock buy-backs and the issuance of restricted common stock (see Notes 9 and 15), during the nine months ended September 30, 2007.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation, with no effect on previously reported net income or stockholders’ equity.

Note 3. Significant Accounting Policies

Accounting policies are fully described in Note 1 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and there have been no material changes during the nine months ended September 30, 2007.

Note 4. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. SFAS No. 155 also resolves issues addressed in Statement 133 Implementation Issue No. D1, Recognition and Measurement of Derivatives: Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly, regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement, or new basis, event, on an instrument-by-instrument basis, in the case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 effective January 1, 2007. The adoption of SFAS No. 155 had no effect on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income and Comprehensive Income.

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

In September 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48, to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The literature also provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the Consolidated Balance Sheets prior to the adoption of FIN 48 will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. In addition, in May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48. This FSP provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The FASB clarifies that a tax position could be effectively settled upon examination by a taxing authority. The Company adopted FIN 48 effective January 1, 2007. As of the date of adoption, there was no historical tax position taken that would result in a reasonably possible change in the next twelve months from previously reported amounts and accordingly, there was no material impact with the adoption of FIN 48 on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income and Comprehensive Income. Further, the Company’s policy is to record interest and penalties from underpayment of taxes when it is reasonably probable that the amounts will be incurred. The Company is subject to federal, state, and local income tax examinations for years beginning in 2003 and thereafter. There are no federal or state income tax examinations in process.

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

In September 2006, the FASB ratified the consensus reached by the EITF on Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006. The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Company adopted EITF 06-5 effective January 1, 2007. The adoption of EITF 06-5 had no effect on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income and Comprehensive Income.

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

	Community Bank of Arizona	Valley Bancorp
	September 30, 2006	October 13, 2006
	(In thousands)
Cash and cash equivalents	$4,188	$27,379
Securities	6,079	30,632
Loans, net of allowance	31,170	332,571
Goodwill and core deposit intangible	9,887	91,738
Other assets	879	12,376
Deposits	(37,245)	(338,727)
Borrowings	(1,000)	(15,114)
Deferred income taxes, net	—	(1,003)
Other liabilities	(358)	(1,067)

Net assets acquired	$13,600	$138,785

Value of transaction
Fair value of common stock issued Cash	$—	$94,837
Cash	13,326	42,680

Total consideration paid by the Company	13,326	137,517
Direct costs of acquisition	274	1,268

Total cost of acquisition	13,600	138,785
Less fair value of net tangible assets acquired	(3,713)	(47,047)
Less estimated fair value of core deposit intangible	(415)	(4,213)

Estimated goodwill resulting from the transaction	$9,472	$87,525

As of September 30, 2007, estimated goodwill resulting from these transactions had been reduced by approximately $722,000 from December 31, 2006 due primarily to deferred tax and income taxes receivable adjustments from the Valley Bancorp acquisition.

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

Unaudited Pro Forma Information for Acquisitions

The following table presents the unaudited actual and pro forma results of operations for the periods ended September 30, 2007 and 2006 shown below, respectively, as if the Community Bank of Arizona and Valley Bancorp acquisitions described above had been completed as of January 1, 2006. The unaudited pro forma results of operations include: (1) the historical accounts of the Company, Community Bank of Arizona and Valley Bancorp; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that might have occurred had these acquisitions been completed at the beginning of 2006. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	For the three months ended		For the nine months ended
	September 30, 2007 (1)	September 30, 2006 (2)	September 30, 2007 (1)	September 30, 2006 (2)
		(In thousands, except per share data)
Net interest income	$18,228	$17,246	$53,535	$51,514
Provision for loan losses	533	1,579	1,501	3,540

Net interest income after provision for loan losses	17,695	15,667	52,034	47,974

Non-interest income	822	810	2,693	2,148
Non-interest expense	10,043	10,586	29,124	28,675

Income before income tax provision	8,474	5,891	25,603	21,447
Income tax provision	2,943	2,455	8,980	7,709

Net income	$5,531	$3,436	$16,623	$13,738

Basic earnings per share	$0.53	$0.31	$1.59	$1.32

Diluted earnings per share	$0.53	$0.32	$1.59	$1.31

(1)	Actual
(2)	Pro forma

Goodwill

As a result of the acquisitions noted above and the Bank of Commerce acquisition in 2005, the Company’s recorded goodwill at September 30, 2007 and December 31, 2006 was $115.1 million and $115.9 million, respectively. Core deposit intangibles, net of accumulated amortization, resulting from these acquisitions amounted to $7.8 million and $8.8 million at September 30, 2007 and December 31, 2006, respectively. Core deposit intangibles are being amortized over 7 to 8 years. Amortization expense for the three months ended September 30, 2007 and 2006 amounted to $335,000 and $190,000, respectively, and for the nine months ended September 30, 2007 and 2006 amounted to $1.0 million and $571,000, respectively.

Note 6. Loans

The composition of the Company’s loan portfolio as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Commercial and industrial	$181,064	$177,583
Real estate:
Commercial (1)	370,658	347,072
Residential (2)	39,312	35,150
Construction and land development (3)(4)	777,258	686,267
Consumer and other	5,369	7,139

Total gross loans	1,373,661	1,253,211
Less:
Allowance for loan losses	16,184	14,973
Net unearned loan fees and discounts	5,306	3,397

Total net loans	$1,352,171	$1,234,841

(1)	Owner-occupied commercial real estate loans were approximately 49.7% and 48.1% of the Company’s commercial real estate loan portfolio as of September 30, 2007 and December 31, 2006, respectively.
(2)	Includes loans for custom homes to high net worth customers and home equity lines of credit. This category does not contain conventional residential mortgages.
(3)	Includes loans for undeveloped land of approximately $165.1 million and $223.1 million as September 30, 2007 and December 31, 2006, respectively.
(4)	Includes loans for property zoned for 1-4 family residential real estate, which amounted to $227.8 million and $189.3 million as of September 30, 2007 and December 31, 2006, respectively.

Changes in the allowance for loan losses for the three months and nine months ended September 30, 2007 and 2006 are as follow:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
		(In thousands)
Balance at beginning of period	$15,985	$9,730	$14,973	$8,117
Provision for loan losses	533	1,517	1,501	3,124
Allowance resulting from acquisition	—	491	—	491
Less amounts charged off	(349)	(607)	(577)	(633)
Recoveries of amounts charged off	15	19	287	51

Balance at end of period	$16,184	$11,150	$16,184	$11,150

At September 30, 2007, total impaired and non-accrual loans were $17.0 million and $7.7 million, respectively, and there were no loans past due 90 days or more still accruing interest. At December 31, 2006, total impaired and non-accrual loans were $6.1 million and $647,000, respectively, and there were no loans past due 90 days or more and still accruing interest.

Note 7. Borrowings

The Company regularly uses the Federal Home Loan Bank of San Francisco (“FHLB”) for short term and long term borrowings. FHLB term debt, which matures from February 2008 through March 2009, amounted to $70.9 million at September 30, 2007. Interest on all FHLB borrowings accrued at an average rate of 5.18% and 5.12% for the three months and nine months ended September 30, 2007. Remaining available debt financing through the FHLB amounted to $85.1 million at September 30, 2007.

The Company also has agreements with other lending institutions under which it can purchase up to $91.5 million of federal funds (increased by $11.5 million in October 2007). The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. Federal funds purchased as of September 30, 2007 and December 31, 2006 amounted to $14.9 million and $3.4 million, respectively.

On September 26, 2007, the Company borrowed $15.5 million and used the proceeds to redeem junior subordinated debt owed to Community Bancorp (NV) Statutory Trust I which used the proceeds to redeem its trust preferred issuances. The borrowing is unsecured, bears interest at the rate of the one month LIBOR plus 1.50% and is payable in the amount of $478,000 monthly (commencing in October 2007) with all unpaid interest and principal due on September 26, 2010. The one month LIBOR rate at September 30, 2007 was 5.13%. Additionally, the loan agreement includes certain dividend restrictions.

The Company has a promissory note agreement with a correspondent bank for a $10.0 million revolving line of credit. The line is unsecured. The initial interest rate is 6.30%, subject to adjustment based on the 30-day LIBOR, and expires on December 19, 2007. A fee based on the unused portion of the line of credit will be paid quarterly in arrears, at an annual rate of 1/8% and calculated based on the average unused portion of the line of credit for the previous quarter. As of September 30, 2007 and December 31, 2006, there were no outstanding borrowings under this agreement.

Note 8. Junior Subordinated Debt

As of September 30, 2007 and December 31, 2006, the Company had outstanding junior subordinated debt of approximately $72.2 million and $87.6 million, respectively, consisting of trust preferred securities (collectively, the “Securities”) issuances. The securities issued through Community Bancorp (NV) Statutory Trust I ($15.5 million) bore interest at the three month LIBOR rate plus 3.40%. In September 2007 the Company redeemed these securities at par value, utilizing the proceeds from the September 26, 2007 loan (see Note 7) to effectuate the redemption. Securities issued through Community Bancorp Statutory Trust II ($25.0 million) bear interest at LIBOR plus 1.60%. Community Bancorp (NV) Statutory Trust III is composed of fixed and variable issuances. The Community Bancorp (NV) Statutory Trust III issuances bear interest at a fixed rate of 5.94% ($20.6 million) and 6.78% ($26.5 million) for the first seven and five years, respectively, and convert to the three-month LIBOR rate plus 1.37% and 1.60%, respectively, through maturity. The three month LIBOR rate at September 30, 2007 and December 31, 2006 was 5.49% and 5.36%, respectively.

The Company has the option to defer payments of interest on the securities for a period of up to five years, as long as the Company is not in default on the payment of interest on the junior subordinated debt. If the Company elects to defer payments of interest on the Securities by extending the interest distribution period, then the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of the Company’s common stock, until such time as all deferred interest is paid.

In the event of certain changes or amendments to regulatory requirements or federal tax rules, the debt is redeemable in whole. Certain obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company.

In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The qualitative limits become effective on March 31, 2009. As of September 30, 2007, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit ($70.0 million).

In accordance with FIN 46 (revised December 2004), Consolidation of Variable Interest Entities-an interpretation of ARB No. 51, statutory trusts are not reported on a consolidated basis. Therefore, the trust preferred debt securities of $70.0 million do not appear on the Consolidated Balance Sheets. Instead, the junior subordinated debentures of $72.2 million payable by Community Bancorp to the statutory trusts and the investment in the statutory trusts common stock of $2.2 million (included in other assets) are reported on the Consolidated Balance Sheets.

Note 9. Share-Based Compensation

Stock options

As of September 30, 2007, the Company has outstanding options under two share-based compensation plans. The related compensation cost was approximately $198,000 and $219,000 for the three months ended September 30, 2007 and 2006, respectively, and $615,000 and $936,000 for the nine months ended September 30, 2007 and 2006, respectively. No share-based compensation was capitalized. No stock options were granted during the nine months ended September 30, 2007. For the nine months ended September 30, 2006, 301,000 stock options were granted at a weighted average exercise price of $30.59.

Restricted stock

In August and September 2007, the Company issued a total of approximately 163,000 shares of restricted common stock to certain employees and directors. Restricted common stock issued to employees is subject to a three year cliff vesting and the directors restricted common stock vest annually over a three year period. Share-based compensation costs associated with the issuance of the restricted common stock is recognized on a straight-line basis over three years and amounted to approximately $125,000 for the three months and nine months ended September 30, 2007. As of September 30, 2007, the Company had approximately $2.9 million of unrecognized costs related to unvested restricted stock. The Company expects to recognize these costs over the next three years.

Stock appreciation rights

In July 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan. The Company accounts for the Stock Appreciation Rights (“SAR”) using liability accounting which requires the Company to record the liability of the SAR at fair value, rather than intrinsic value. The total accrued liability, included in accrued interest payable and other liabilities on the Consolidated Balance Sheet, was approximately $429,000 at December 31, 2006. All outstanding SAR were settled, with cash payments made in April 2007 and, accordingly, there was no accrued liability for SAR at September 30, 2007. SAR expense for the three months ended September 30, 2007 and 2006 was $0 and $14,000, respectively, and for the nine months ended September 30, 2007 and 2006 was $32,000 and $56,000, respectively.

The compensation cost related to share-based compensation plans was included in salaries, wages and employee benefits expense for grants to employees and directors fees for grants to board members in the Consolidated Statements of Income and Comprehensive Income.

Note 10. Earnings per Share

Basic earnings per share (“EPS”) represents income available to common stockholders divided by the weighted-average number of common shares outstanding (excluding non-vested restricted stock) during the period. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding options and non-vested restricted stock, and are determined using the treasury stock method.

EPS has been computed based on the following:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2007			2006			2007			2006
	(In thousands, except earnings per share)						(In thousands, except earnings per share)
	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts	Net Income	Average Number of Shares	Per Share Amounts
Basic EPS	$5,531	10,395	$0.53	$3,057	7,392	$0.41	$16,623	10,410	$1.59	$10,245	7,387	$1.39
Effect of dilutive securities:
Stock options		$58	—		109	—		68	—		101	(0.02)
Restricted stock	—	44	—	—	—	—	—	15	—	—	—	—

Diluted EPS	$5,531	10,497	$0.53	$3,057	7,501	$0.41	$16,623	10,493	$1.59	$10,245	7,488	$1.37

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 435,000 shares and 368,000 shares at September 30, 2007 and 2006, respectively.

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

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of September 30, 2007 and December 31, 2006 is as follows:

Outstanding commitments

	September 30, 2007	December 31, 2006
	(In thousands)
Commitments to extend credit, including unsecured commitments of approximately $23,989 for 2007 and $26,925 for 2006	$399,366	$351,236
Credit card commitments, including unsecured amounts of approximately $839 for 2007 and $2,047 for 2006	839	2,064
Standby letters of credit, including unsecured commitments of approximately $2,420 for 2007 and $ 480 for 2006	6,565	5,673

	$406,770	$358,973

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable; inventory; property and equipment; residential real estate; income-producing commercial properties; and owner-occupied commercial properties. The Company had approximately $800,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit at September 30, 2007 and December 31, 2006.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (“FIN 45”). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5, Accounting for Contingencies. As of September 30, 2007 and December 31, 2006, the amount of the liability related to guarantees was approximately $16,000 and $14,000, respectively.

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

Financial Instruments with Concentrations of Credit Risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada and Arizona. At September 30, 2007, real estate loans accounted for approximately 86% of total loans. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally less than 75%. At September 30, 2007 approximately 2.12% of gross loans were unsecured.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economies in Southern Nevada and Arizona. The Company’s goal is to maintain a diversified loan portfolio that is well collateralized and supported by the underlying cash flows of the properties and/or business activities.

Lease Commitments

The Company leases certain branches and office facilities under operating leases. The Company has lease obligations for ten of its branch locations, two loan production offices, and its corporate offices under various non-cancelable agreements with expiration dates through March 2018, which require various minimum annual rentals.

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

	For the three months ended and as of September 30, 2007				For the nine months ended and as of September 30, 2007
	Community Bank of Nevada	Community Bank of Arizona	Other (3)	Total	Community Bank of Nevada	Community Bank of Arizona	Other (3)	Total
	(In thousands)				(In thousands)
Interest and dividend income	$31,590	$1,613	$56	$33,259	$91,890	$4,507	$166	$96,563
Interest expense	12,855	618	1,558	15,031	36,762	1,635	4,631	43,028

Net interest income before provision for loan losses	18,735	995	(1,502)	18,228	55,128	2,872	(4,465)	53,535
Provision for loan losses	357	176	—	533	1,125	376	—	1,501

Net interest income after provision for loan losses	18,378	819	(1,502)	17,695	54,003	2,496	(4,465)	52,034
Non-interest income	770	52	—	822	2,388	230	75	2,693
Non-interest expenses	8,275	909	859	10,043	24,762	2,656	1,706	29,124

Segment pretax income (loss)	$10,873	$(38)	$(2,361)	$8,474	$31,629	$70	$(6,096)	$25,603

Segment assets (1)					$1,582,481	$92,326	$3,052	$1,677,859

	For the three months ended and as of September 30, 2006				For the nine months ended and as of September 30, 2006
	Community Bank of Nevada	Community Bank of Arizona	Other (3)	Total	Community Bank of Nevada	Community Bank of Arizona	Other (3)	Total
	(In thousands)				(In thousands)
Interest and dividend income	$19,885	$—	$793	$20,678	$54,518	$—	$2,066	$56,584
Interest expense	7,501	—	887	8,388	18,537	—	2,136	20,673

Net interest income before provision for loan losses	12,384	—	(94)	12,290	35,981	—	(70)	35,911
Provision for loan losses	1,806	—	(289)	1,517	3,316	—	(192)	3,124

Net interest income after provision for loan losses	10,578	—	195	10,773	32,665	—	122	32,787
Non-interest income	660	—	7	667	1,795	—	7	1,802
Non-interest expenses	6,151	—	230	6,381	17,044	—	1,635	18,679

Segment pretax income (loss)	$5,087	$—	$(28)	$5,059	$17,416	$—	$(1,506)	$15,910

Segment assets (2)					$1,017,939	$72,036	$31,590	$1,121,565

(1)	Goodwill included in Community Bank of Nevada’s and Community Bank of Arizona’s segment assets amounted to $105.2 million and $9.9 million, respectively.
(2)	Goodwill included in Community Bank of Nevada’s and Community Bank of Arizona’s segment assets amounted to $18.9 million and $9.3 million, respectively.
(3)	Includes intersegment eliminations and reclassifications.

Note 14. Quarterly Data

	For the three months ended			For the three months ended
	September 30, 2007	June 30, 2007	March 31, 2007	September 30, 2006	June 30, 2006	March 31, 2006
	(In thousands, except per share data)
Interest and dividend income	$33,259	$32,416	$30,888	$20,678	$19,225	$16,681
Interest expense	15,031	14,618	13,379	8,388	6,866	5,419

Net interest income before provision for loan losses	18,228	17,798	17,509	12,290	12,359	11,262
Provision for loan losses	533	486	482	1,517	625	982

Net interest income after provision for loan losses	17,695	17,312	17,027	10,773	11,734	10,280
Non-interest income	822	1,004	867	667	592	543
Non-interest expense	10,043	9,623	9,458	6,381	6,623	5,675

Income before income tax provision	8,474	8,693	8,436	5,059	5,703	5,148
Income tax provision	2,943	3,050	2,987	2,002	1,940	1,723

Net income	$5,531	$5,643	$5,449	$3,057	$3,763	$3,425

Basic earnings per share	$0.53	$0.54	$0.52	$0.41	$0.51	$0.46

Diluted earnings per share	$0.53	$0.54	$0.52	$0.41	$0.50	$0.46

Note 15. Stock Buyback

In July 2007 the Company’s Board of Directors authorized the repurchase of up to 5%, or approximately 521,000 shares, of its outstanding stock over the following twelve months. During the quarter ended September 30, 2007 the Company repurchased 42,800 shares at a cost of $985,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements concerning future performance, developments or events, expectations for growth and income forecasts, and any other guidance on future periods constitute forward-looking statements that are subject to a number of risks and uncertainties. Actual results may differ materially from stated expectations. Specific factors include, but are not limited to, the recent fluctuation in the U.S. markets resulting, in part, from problems relating to sub prime lending, loan production, balance sheet management, the economic condition of the Las Vegas, Nevada and Phoenix, Arizona markets, net interest margin, loan quality, the ability to control costs and expenses, interest rate changes and financial policies of the United States government, and general economic conditions. Additional information on these and other factors that could affect financial results are included in “Item 1A. Risk Factors” of our Annual Report on Form 10K for the year ended December 31, 2006, and our other Securities and Exchange Commission filings.

When used in this document, the words or phrases such as “will likely result in,” “management expects that,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. Community Bancorp undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting Community Bancorp under PSLRA’s safe harbor provisions.

EXECUTIVE OVERVIEW

Community Bancorp is a bank holding company headquartered in Las Vegas, Nevada, with four wholly-owned subsidiaries: 1) Community Bank of Nevada, 2) Community Bank of Arizona, 3) Community Bancorp (NV) Statutory Trust II and 4) Community Bancorp (NV) Statutory Trust III. Community Bancorp exists primarily for the purpose of holding the stock of its wholly-owned subsidiaries and facilitating their activities. In accordance with FIN 46 (revised December 2004), the statutory trusts are not reported on a consolidated basis. Community Bancorp and its consolidated subsidiaries are collectively referred to herein as the “Company.” Community Bank of Nevada and Community Bank of Arizona are collectively referred to herein as the “Banks.”

While the Company continued to experience organic growth during 2006 and through the nine months ended September 30, 2007, two acquisitions during 2006 (September and October) resulted in substantial changes to its earning assets and funding liabilities.

Primarily as a result of our organic growth and 2006 acquisitions:

•

Net income for the third quarter of 2007 increased 80.9% to $5.5 million, or $0.53 per diluted share, compared to $3.1 million, or $0.41 per diluted share, for the third quarter of 2006. Net income for the nine months ended September 30, 2007 increased to $16.6 million, or $1.59 per diluted share, compared to $10.2 million, or $1.37 per diluted share in same period of 2006.

•

Net interest income before provision for loan losses for the third quarter of 2007 increased 48.3% to $18.2 million compared to $12.3 million in the third quarter of 2006 and increased 49.1% to $53.5 million for the nine months ended September 30, 2007 compared to $35.9 million for the same period of 2006.

•

Non-interest income for the third quarter of 2007 increased 23.2% to $822,000 compared to $667,000 in the same quarter of 2006. Non-interest income for the nine months ended September 30, 2007 increased to $2.7 million compared to $1.8 million for the same period of 2006.

The following are significant factors in understanding the Company’s financial condition and results of operations:

•	Gross loans increased to $1.4 billion, or 9.6%, at September 30, 2007 compared to $1.3 billion at December 31, 2006, primarily in real estate—construction and land development loans.

•	Total deposits increased to $1.3 billion, or 7.0%, at September 30, 2007 compared to $1.2 billion at December 31, 2006.

•

Non-performing loans totaled $7.7 million, or 0.56% of total loans, at September 30, 2007 compared to $647,000, or 0.05% of total loans, and $1.2 million, or 0.13% of total loans, at December 31, 2006 and September 30, 2006, respectively.

•

For the three and nine months ended September 30, 2007, the Company’s net interest margin decreased to 4.90% and 4.95%, respectively, compared to 5.23% and 5.39%, respectively, in the same periods in 2006. The decrease in net interest margin was primarily attributable to continued upward pricing pressures for deposits and other funding liabilities over the first nine months of 2007 in a fairly stable prime rate environment.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA

(Unaudited)

	3rd Quarter 2007	3rd Quarter 2006	Percentage Change	Nine Months 2007	Nine Months 2006	Percentage Change
	(In thousands, except share and percentage data)			(In thousands, except share and percentage data)
SHARE DATA
Earnings per share—basic	$0.53	$0.41	29.3%	$1.59	$1.39	14.4%
Earnings per share—diluted	$0.53	$0.41	29.3%	$1.59	$1.37	16.1%
Book value per share	$22.37	$15.98	40.0%	$22.37	$15.98	40.0%
Shares outstanding at period end	10,540,619	7,396,109	42.5%	10,540,619	7,396,109	42.5%
Weighted average shares outstanding—basic	10,395,240	7,392,407	40.6%	10,410,277	7,386,835	40.9%
Weighted average shares outstanding—diluted	10,497,060	7,500,794	39.9%	10,492,685	7,488,329	40.1%

SELECTED OTHER BALANCE SHEET DATA
Average assets	$1,663,541	$1,017,997	63.4%	$1,635,260	$969,822	68.6%
Average earning assets	$1,484,626	$940,748	57.8%	$1,454,622	$899,024	61.8%
Average stockholders’ equity	$234,234	$117,262	99.8%	$228,645	$113,079	102.2%
Gross loans	$1,373,661	$912,805	50.5%	$1,373,661	$912,805	50.5%

SELECTED FINANCIAL RATIOS
Return on average assets	1.32%	1.19%	10.9%	1.36%	1.41%	-3.5%
Return on average stockholders' equity	9.37%	10.34%	-9.4%	9.72%	12.11%	-19.7%
Net interest margin (1)	4.90%	5.23%	-6.3%	4.95%	5.39%	-8.2%
Efficiency ratio (2)	52.72%	49.25%	7.0%	51.80%	49.53%	4.6%

Capital Ratios
Average stockholders’ equity to average assets	14.08%	11.52%	22.2%	13.98%	11.66%	19.9%
Tier 1 leverage capital ratio
Consolidated Company				11.89%	12.76%	-6.8%
Community Bank of Nevada				11.74%	11.10%	5.8%
Community Bank of Arizona				28.42%	72.47%	-60.8%
Tier 1 risk-based capital ratio
Consolidated Company				11.73%	12.22%	-4.0%
Community Bank of Nevada				11.44%	11.01%	3.9%
Community Bank of Arizona				34.54%	64.42%	-46.4%
Total risk-based capital ratio
Consolidated Company				12.77%	17.71%	-27.9%
Community Bank of Nevada				12.47%	12.09%	3.1%
Community Bank of Arizona				35.76%	65.67%	-45.5%

Asset Quality Ratios
Non-performing loans (3)				$7,714	$1,165	562.1%
Non-performing assets (4)				$7,714	$1,165	562.1%
Non-performing loans to total loans				0.56%	0.13%	330.8%
Non-performing assets to total assets				0.46%	0.10%	360.0%
Allowance for loan losses to total loans				1.18%	1.22%	-3.3%
Allowance for loan losses to non-performing assets				210%	957%	-78.1%
Allowance for loan losses to non-performing loans				210%	957%	-78.1%
Net charge-offs (recoveries) to average loans (5)	0.10%	0.28%	-64.3%	0.03%	0.10%	-70.0%

(1)	Net interest margin represents net interest income on a tax equivalent basis as a percentage of average interest-earning assets.
(2)	Efficiency ratio represents non-interest expenses, excluding provision for loan losses, as a percentage of the aggregate of net interest income and non-interest income.
(3)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.
(4)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.
(5)	Annualized.

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPERATING PERFORMANCE

Return on average shareholders’ equity. For the third quarter of 2007, the Company’s return on average shareholders’ equity (“ROAE”) was 9.4% compared to 10.3% for the third quarter of 2006 and 9.7% for the nine months ended September 30, 2007 compared to 12.1% for the same period in 2006. The decrease in ROAE was primarily due to the issuance of approximately 3.0 million shares of Community Bancorp common stock, or $94.7 million at issuance in October 2006, as part of the acquisition of Valley Bancorp. The acquisition of Valley Bancorp combined with the acquisition of Community Bank of Arizona, which was a cash transaction, resulted in approximately $96.2 million and $4.4 million of average goodwill and core deposit intangibles respectively (assets that produce no measurable income) for the three and nine months ended September 30, 2007.

Diluted earnings per share grew to $0.53 and $1.59 for the three and nine months ended September 30, 2007, respectively, compared to $0.41 and $1.37 for the three and nine months ended September 30, 2006, respectively. The moderate growth in the Company’s diluted earnings per share, compared to the increases in net income during the same periods, reflects the issuance of approximately 3.0 million shares in the fourth quarter 2006 as part of the acquisition of Valley Bancorp.

Return on average assets. Return on average assets (“ROAA”) was 1.3% and 1.4% for the third quarter and nine months ended September 30, 2007, respectively, compared to 1.2% and 1.4% for the same periods in 2006. The relatively stable ROAA from period to period reflects the Company’s increase in average earning assets and elimination of excess liquidity which off-set the negative impact of the increase in goodwill and core deposit intangibles (see return on average shareholders’ equity above) resulting from the Company’s 2006 acquisitions.

Asset growth. Total assets increased by 6.8% to $1.7 billion as of September 30, 2007, from $1.6 billion as of December 31, 2006. The increase in total assets was driven primarily by a $120.5 million increase in gross loans off-set in part by a reduction in securities available for sale of $16.9 million from December 31, 2006 to September 30, 2007. Asset growth during the first nine months of 2007 was funded primarily through increases in deposits of $82.6 million, borrowings of $8.1 million (excluding new borrowings for trust preferred redemption of $15.5 million) and current year income of $16.6 million.

Asset quality. Non-performing loans as of September 30, 2007 increased by $7.1 million compared to December 31, 2006. The increase in non-performing loans from December 31, 2006 is composed primarily of $5.3 million in construction and land development loans and $1.4 million in commercial and industrial loans. At September 30, 2007 non-accrual construction and land development loans included $2.9 million in participation loans due from one customer. Commercial and industrial non-accrual loans at September 30, 2007 amounted to $2.0 million and generally consist of individual balances that range from $50,000 to $200,000.

Operating efficiency. The Company’s efficiency ratio increased to 52.7% and 51.8% for the third quarter and nine months ended September 30, 2007 compared to 49.3% and 49.5% for the same periods in 2006. The Company’s increased efficiency ratio was in part the result of the loss on extinguishment of debt of approximately $377,000 associated with the $15.5 million redemption of trust preferred securities in September 2007. The increases in the efficiency ratio (after excluding the third quarter loss on extinguishment of debt) were anticipated by management as increased operational costs due to branch expansion in Nevada and Arizona exceeded cost efficiencies resulting from the 2006 acquisitions.

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

RESULTS OF OPERATIONS

As previously noted, the Company recorded net income of $5.5 million for the third quarter of 2007 compared to $3.1 million for the third quarter of 2006 and $16.6 million for the nine months ended September 30, 2007 compared to $10.2 million for the same period in 2006. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from interest earning assets and interest expense created by interest bearing liabilities; and non-interest income, of which a majority is fees and charges earned from customer services. Income from these sources is offset by the provision for loan losses, non-interest expense and income taxes.

While the Company continued to experience positive organic growth, the increase in net income for the quarter ended September 30, 2007 compared to September 30, 2006 was due primarily to the acquisition of two banks during 2006 (September and October 2006). Diluted earnings per share grew at a more moderate pace to $0.53 per share for the third quarter of 2007 compared to $0.41 per share for the second quarter of 2006 and $1.59 per share for the nine months ended September 30, 2007 compared to $1.37 for the same period in 2006. The Company’s diluted earnings per share reflect the issuance of approximately 3.0 million shares in the fourth quarter of 2006 as part of the acquisition of Valley Bancorp.

Net Interest Income and Net Interest Margin

The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability components for the periods indicated.

Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (7)(8)	Average Balance (9)	Interest Income/ Expense (9)	Annualized Average Rate/Yield (7)(8)
	(In thousands, except percentage data)
Assets:
Interest earning assets:
Loans (1)(2)	$1,351,327	$31,613	9.28%	$826,613	$19,269	9.25%
Investment securities (3)(4)	109,663	1,345	5.26%	85,472	1,039	5.35%
Federal funds sold	23,636	301	5.05%	28,663	370	5.12%

Total interest earning assets (3)	1,484,626	33,259	8.92%	940,748	20,678	8.77%

Non-interest earning assets:
Cash and due from banks	21,421			18,606
Goodwill and intangibles	122,996			23,599
Other assets	34,498			35,044

Total assets	$1,663,541			$1,017,997

Liabilities and stockholders’ equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand	$73,048	524	2.85%	$39,928	277	2.75%
Money market	505,620	5,885	4.62%	337,284	3,846	4.52%
Savings	35,820	306	3.39%	5,677	10	0.70%
Time	423,741	5,564	5.21%	232,827	2,665	4.54%

Total interest bearing deposits	1,038,229	12,279	4.69%	615,716	6,798	4.38%
Borrowings	93,052	1,209	5.16%	68,130	846	4.93%
Junior subordinated debt	86,790	1,543	7.05%	41,686	744	7.08%

Total interest bearing liabilities	1,218,071	15,031	4.90%	725,532	8,388	4.59%

Non-interest bearing liabilities:
Demand deposits	200,972			167,491
Other liabilities	10,264			7,712

Total liabilities	1,429,307			900,735
Stockholders' equity	234,234			117,262

Total liabilities and stockholders’ equity	$1,663,541			$1,017,997

Net interest income		$18,228			$12,290

Net interest spread (3)(5)			4.02%			4.18%

Net interest margin (3)(6)			4.90%			5.23%

(1)	Includes average non-accrual loans of $3.7 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively.
(2)	Net loan fees of $2.2 million and $1.2 million are included in the yield computations for the three months ended September 30, 2007 and 2006, respectively.
(3)	Yields on securities, total interest-earning assets, net interest spread and net interest margin have been adjusted to a tax-equivalent basis.
(4)	Includes securities available for sale, securities held to maturity, interest bearing deposits in other banks and required equity investments.
(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income, on a tax equivalent basis, by total average earning-assets.
(7)	Average rates/yields for these periods have been annualized.
(8)	Yields are computed based on actual number of days during the period.
(9)	Certain average balances and income in prior periods have been reclassified to conform with current presentation.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield (7)(8)	Average Balance (9)	Interest Income/ Expense (9)	Annualized Average Rate/Yield (7)(8)
	(In thousands, except percentage data)
Assets:
Interest earning assets:
Loans (1)(2)	$1,305,660	$90,986	9.32%	$769,160	$52,176	9.07%
Investment securities (3)(4)	114,505	4,229	5.32%	91,872	3,038	4.91%
Federal funds sold	34,457	1,348	5.23%	37,992	1,370	4.82%

Total interest earning assets (3)	1,454,622	96,563	8.91%	899,024	56,584	8.47%

Non-interest earning assets:
Cash and due from banks	23,227			19,452
Goodwill and intangibles	123,359			23,815
Other assets	34,052			27,531

Total assets	$1,635,260			$969,822

Liabilities and stockholders' equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand	$68,539	1,389	2.71%	$43,520	766	2.35%
Money market	495,324	17,152	4.63%	312,741	8,966	3.83%
Savings	43,752	954	2.92%	6,291	34	0.72%
Time	413,213	15,407	4.99%	217,904	6,946	4.26%

Total interest bearing deposits	1,020,828	34,902	4.57%	580,456	16,712	3.85%
Borrowings	91,077	3,510	5.15%	56,118	1,969	4.69%
Junior subordinated debt	87,347	4,616	7.07%	37,971	1,992	7.01%

Total interest bearing liabilities	1,199,252	43,028	4.80%	674,545	20,673	4.10%

Non-interest bearing liabilities:
Demand deposits	197,086			175,474
Other liabilities	10,277			6,724

Total liabilities	1,406,615			856,743
Stockholders' equity	228,645			113,079

Total liabilities and stockholders' equity	$1,635,260			$969,822

Net interest income		$53,535			$35,911

Net interest spread (3)(5)			4.11%			4.37%

Net interest margin (3)(6)			4.95%			5.39%

(1)	Includes average non-accrual loans of $2.2 million and $1.0 million for the six months ended September 30, 2007 and 2006, respectively.
(2)	Net loan fees of $5.9 million and $3.7 million are included in the yield computations for the nine months ended September 30, 2007 and 2006, respectively.
(3)	Yields on securities, total interest-earning assets, net interest spread and net interest margin have been adjusted to a tax-equivalent basis.
(4)	Includes securities available for sale, securities held to maturity, interest bearing deposits in other banks and required equity investments.
(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(6)	Net interest margin is computed by dividing net interest income, on a tax equivalent basis, by total average earning-assets.
(7)	Average rates/yields for these periods have been annualized.
(8)	Yields are computed based on actual number of days during the period.
(9)	Certain average balances and income in prior periods have been reclassified to conform with current presentation.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned for interest earning assets and paid for interest bearing liabilities and the amount of change attributable to (i) average daily balances (“volume”) and (ii) interest rates (“rate”):

	Three months ended September 30, 2007 vs. 2006 increase (decrease) due to change			Nine months ended September 30, 2007 vs. 2006 increase (decrease) due to change
	(In thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Loans	$12,279	$65	$12,344	$37,349	$1,461	$38,810
Investments securities	298	8	306	808	383	1,191
Federal funds sold	(67)	(2)	(69)	(254)	232	(22)

Total interest income	12,510	71	12,581	37,903	2,076	39,979

Interest expense:
Interest bearing demand	238	9	247	493	130	623
Money market	1,958	81	2,039	6,036	2,150	8,186
Savings	172	124	296	610	310	920
Time	2,457	442	2,899	7,113	1,348	8,461
Borrowings	322	41	363	1,331	210	1,541
Junior subordinated debt	803	(4)	799	2,609	15	2,624

Total interest expense	5,950	693	6,643	18,192	4,163	22,355

Net interest income	$6,560	$(622)	$5,938	$19,711	$(2,087)	$17,624

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

While the Company continued to grow its loan portfolio and deposit base, interest income, interest expense and the resulting net interest income for the three and nine months ended September 30, 2007 increased substantially from the same periods in 2006 due primarily to the acquisition of Community Bank of Arizona (September 2006) and Valley Bancorp (October 2006). These acquisitions resulted in the addition of $367.6 million of gross loans (at acquisition) and a corresponding increase in deposits of $376.0 million (at acquisition).

For the three and nine months ended September 30, 2007, interest and dividend income increased to $33.3 million and $96.6 million, respectively, compared to $20.7 million and $56.6 million, respectively, for the same periods in 2006. The primary driver of these increases was the increase in average loans outstanding due to both organic and merger related loan growth. Also impacting interest income was loan yields for the three and nine months ended September 30, 2007 which increased to 9.28% and 9.32%, respectively, compared to 9.25% and 9.07%, respectively, for the same periods in 2006. The increase in the loan yields in 2007 as compared to 2006 was due primarily to upward repricing of the Company’s rate sensitive loans and higher loans fees charged on construction and land development loans.

For the three and nine months ended September 30, 2007, interest expense increased to $15.0 million and $43.0 million, respectively, compared to the $8.4 million and $20.7 million, respectively, for the same periods in 2006. The primary cause of these increases was the increase in average interest-bearing liabilities due to both organic and merger-related growth. Impacting the increase in average interest bearing liabilities (in addition to the mergers noted above) was the issuance of $51.5 million in trust preferred debt in the third quarter of 2006. For the three and nine months ended September 30, 2007, the average cost of interest bearing liabilities increased to 4.90% and 4.80%, respectively, compared to 4.59% and 4.10% for the same periods in 2006, respectively, reflecting continued competitive pricing pressures on deposits, changes in market rates and usage of other instruments (e.g., trust preferred debt, wholesale deposits and other borrowings) to fund the Company’s growth.

For the three and nine months ended September 30, 2007, the Company’s net interest margin decreased to 4.90% and 4.95%, respectively, compared to 5.23% and 5.39%, respectively, in the same period in 2006. The decrease in net interest margin was primarily attributable to continued upward pricing pressures for deposits and other funding liabilities over the first nine months of 2007 in a fairly stable prime rate environment.

For the three and nine months ended September 30, 2007, net interest income before provision for loan losses increased 48.3% and 49.1%, respectively, compared to the same periods in 2006, as interest earned on higher loan volumes and increased yields outweighed the effect of increased funding liabilities and higher cost of funds. Impacting net interest income for the three and nine months ended September 30, 2007 was the addition of $367.6 million in gross loans (at acquisition) and a corresponding increase in deposits of $376.0 million (at acquisition) from the Community Bank of Arizona and Valley Bancorp mergers in the last half of 2006 and the Company’s issuance of $51.5 million in trust preferred debt in the third quarter of 2006.

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

A provision for loan losses of $533,000 was recorded for the third quarter of 2007 compared to $1.5 million for the third quarter of 2006 and $1.5 million for the nine months ended September 30, 2007 compared to $3.1 million for the same period in 2006. The allowance for loan losses was $16.2 million, or 1.18% of total loans, as of September 30, 2007 compared to $15.0 million, or 1.19% of total loans, at December 31, 2006. While management believes that the allowance for loan losses was adequate at September 30, 2007, future additions to the allowance will be subject to continuing evaluation of estimated, known and inherent risks in the loan portfolio.

Non-Interest Income

The following table sets forth the various components of the Company’s non-interest income for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Increase	2007	2006	Increase
	Amount		(decrease)	Amount		(decrease)
	(In thousands)
Service charges and other income	$621	$460	$161	$1,806	$1,343	$463
Income from bank owned life insurance	111	123	(12)	340	249	91
Net swap settlements	52	49	3	144	102	42
Rental income	38	35	3	114	108	6
Gain on sale of securities	—	—	—	4	—	4
Net gain on sales of loans	—	—	—	285	—	285

Total non-interest income	$822	$667	$155	$2,693	$1,802	$891

Non-interest income increased 23.2%, or $155,000, to $822,000 for the third quarter of 2007 compared to $667,000 for the third quarter of 2006 and increased 49.4%, or $891,000, to $2.7 million for the nine months ended September 30, 2007 compared to $1.8 million for the same period in 2006. While the Company continued to experience organic growth throughout 2006 and the first nine months of 2007, the increase in non-interest income was due primarily to the acquisition of Community Bank of Arizona (September 2006) and Valley Bancorp (October 2006) (e.g., acquisition of additional customer accounts from which customer service fees are earned) and the increase in gain on sale of loans that included a gain of approximately $285,000 related to the sale of the Company’s credit card portfolio during the second quarter of 2007.

Non-Interest Expense

The following table sets forth the components of non-interest expense for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Increase	2007	2006	Increase
	Amount		(decrease)	Amount		(decrease)
	(In thousands)
Salaries, wages and employee benefits	$5,337	$3,623	$1,714	$16,638	$10,028	$6,610
Occupancy, equipment and depreciation	1,351	895	456	3,774	2,451	1,323
Core deposit intangible amortization	335	190	145	1,005	571	434
Data processing	246	192	54	829	648	181
Advertising and public relations	651	330	321	1,388	821	567
Professional fees	486	242	244	1,186	877	309
Telephone and postage	214	82	132	608	246	362
Stationery and supplies	189	112	77	547	315	232
Directors fees	71	50	21	249	737	(488)
Insurance	170	99	71	429	263	166
Software maintenance	106	68	38	327	161	166
Loan related	74	48	26	251	158	93
Other operating expenses	813	450	363	1,893	1,403	490

Total non-interest expense	$10,043	$6,381	$3,662	$29,124	$18,679	$10,445

As a result of the acquisitions of Community Bank of Arizona and Valley Bancorp, the Company increased its branch network by six and added approximately eighty full time equivalent employees. In addition to this expansion through acquisitions, the Company added three new branches, closed two branches and added one administrative office during the nine months ended September 30, 2007. The expansion of facilities, human resources and loss on extinguishment of debt (see below) were the primary drivers to the Company’s increased non-interest expense for the three and nine months ended September 30, 2007 as compared to the same periods in 2006.

For the three months ended September 30, 2007, directors’ fees increased by $21,000, but decreased $488,000 for the nine months ended September 30, 2007, as compared to the same periods in 2006, primarily, due to the cost of issuing non-qualified stock options to directors, with immediate vesting, during the second quarter of 2006. In accordance with SFAS No. 123R the Company recognized an expense for the fair value of the options on the grant date since the options vested immediately. No such options were granted during the nine months ended September 30, 2007.

In addition to the increases resulting from the Company’s merger activities in 2006, other operating expenses for the three and nine months ended September 30, 2007 includes a loss on extinguishment of debt of $377,000 related to the $15.5 million redemption of trust preferred securities in September 2007.

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

For the third quarter of 2007 and 2006, the provisions for income taxes were $2.9 million and $2.0 million, representing effective tax rates of 34.7% and 39.6%, respectively, and $9.0 million and $5.7 million for the nine months ended September 30, 2007 and 2006, respectively, representing effective tax rates of 35.1% and 35.6%, respectively. The primary reason for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax-advantaged investments in municipal obligations and bank owned life insurance.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company had a deferred tax liability of $522,000 as of September 30, 2007 and a deferred tax asset of $875,000 as of December 31, 2006. The change in deferred taxes was primarily attributable to the tax effect of the fair market value change in available-for-sale securities and purchase adjustments of goodwill and taxes receivable associated with the Valley Bancorp acquisition.

FINANCIAL CONDITION

Investment Securities

The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of September 30, 2007		As of December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
U.S. Government-sponsored agencies	$28,979	$29,138	$37,963	$37,957
Municipal bonds	20,773	20,869	21,312	21,426
SBA loan pools	526	523	576	573
Mortgage-backed securities	41,303	40,403	47,727	46,689
Mutual funds	5	5	1,204	1,204

Total available for sale	$91,586	$90,938	$108,782	$107,849

Held to maturity:
Municipal bonds	$690	$703	$1,070	$1,093
SBA loan pools	175	175	239	241

Total held to maturity	$865	$878	$1,309	$1,334

Total investment securities	$92,451	$91,816	$110,091	$109,183

As of September 30, 2007, investment securities totaled $91.8 million, or 5.5% of total assets, compared to $109.2 million, or 7.0% of total assets, as of December 31, 2006. The decrease in the investment portfolio was due primarily to normal maturities. The proceeds from these maturities were used in part to fund the Company’s loan growth and reduce funding liabilities.

Available-for-sale securities totaled $90.9 million as of September 30, 2007, as compared to $107.8 million at December 31, 2006. Available-for-sale securities as a percentage of total assets decreased to 5.4% as of September 30, 2007 compared to 6.9% at December 31, 2006. Securities held to maturity decreased to $865,000 at September 30, 2007 from $1.3 million at December 31, 2006. For the first nine months of 2007, the tax equivalent yield on the average investment portfolio was 5.32%, representing an increase of 41 basis points compared to 4.91% for the same period in 2006.

Loans

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2007	December 31, 2006
	(In thousands)
Commercial and industrial	$181,064	$177,583
Real estate:
Commercial (1)	370,658	347,072
Residential (2)	39,312	35,150
Construction and land development (3)(4)	777,258	686,267
Consumer and other	5,369	7,139

Total gross loans	1,373,661	1,253,211
Less:
Allowance for Losses	16,184	14,973
Net unearned loan fees and discounts	5,306	3,397

Total net loans	$1,352,171	$1,234,841

(1)	Owner-occupied commercial real estate loans were approximately 49.7% and 48.1% of the Company’s commercial real estate loan portfolio as of September 30, 2007 and December 31, 2006, respectively.
(2)	Includes loans for custom homes to high net worth customers and home equity lines of credit. This category does not contain conventional residential mortgages.
(3)	Includes loans for undeveloped land of approximately $165.1 million and $223.1 million as September 30, 2007 and December 31, 2006, respectively.
(4)	Includes loans for property zoned for 1-4 family residential real estate, which amounted to $227.8 million and $189.3 million as of September 30, 2007 and December 31, 2006, respectively.

The Company’s loan portfolio represents the largest single portion of earning assets. The quality and diversification of the Company’s loans are important considerations when reviewing the Company’s results of operations. The Company’s lending activities consist of commercial and industrial, commercial real estate, residential real estate, construction and land development and consumer and other. None of these categories of the loan portfolio contain sub-prime mortgages. For the first nine months of 2007, the largest increase in the loan portfolio was real estate – construction and land development, which increased 13.3%, indicating a continued demand for this product in the Company’s primary markets.

As of September 30, 2007 and December 31, 2006, gross loans represented 81.9% and 79.8%, respectively of total assets.

Non-performing Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more still accruing interest, loans renegotiated in troubled debt restructurings and other real estate owned (“OREO”). The following table sets forth information regarding non-performing assets as of the dates indicated:

	September 30, 2007	December 31, 2006	September 30, 2006
	(In thousands)
Non-accrual loans, not restructured	$7,714	$647	$1,118
Accruing loans past due 90 days or more	—	—	47
Restructured loans	—	—	—

Total non-performing loans (“NPLs”)	7,714	647	1,165
OREO	—	—	—

Total non-performing assets (“NPAs”)	$7,714	$647	$1,165

Selected ratios
NPLs to total loans	0.56%	0.05%	0.13%
NPAs to total loans and OREO	0.56%	0.05%	0.13%
NPAs to total assets	0.46%	0.04%	0.10%

The composite of non-accrual loans as of September 31, 2007 and December 31, 2006 was as follows:

	September 30, 2007			December 31, 2006
	Non-Accrual Balance	%	Percent of Total Loans	Non-Accrual Balance	%	Percent of Total Loans
	(In thousands, except percentage data)
Commercial and industrial	$2,036	26.4%	0.15%	$595	92.0%	0.05%
Real Estate:
Commercial	351	4.6%	0.03%	—	0.0%	0.00%
Residential	25	0.3%	0.00%	52	8.0%	0.00%
Construction and land development (1)	5,297	68.6%	0.38%	—	0.0%	0.00%
Consumer and Other	5	0.1%	0.00%	—	0.0%	0.00%

Total Loans	$7,714	100.0%	0.56%	$647	100.0%	0.05%

(1)	Includes participations loans of $2.9 million with one customer in which we are not the lead bank.

Non-performing loans as of September 30, 2007 increased by $7.1 million compared to December 31, 2006. The increase is composed primarily of $5.3 million in construction and land development loans and $1.4 million in commercial and industrial loans. The majority (59.1%) of the increase in construction and land development is due to two real estate loans relationships: one participation in which we are not the lead lender and the other is anticipated to be paid in full by another lender during the fourth quarter of 2007. The increase in commercial and industrial loans generally consists of individual loans with balances that range from $50,000 to $200,000.

Impaired Loans

Impaired loans are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of “impaired loans” is larger in scope than the category of “nonaccrual loans,” although the two categories overlap. All loans on nonaccrual, regardless of size, are considered impaired.

The following table sets forth information regarding impaired loans as of the dates indicated:

	September 30, 2007	December 31, 2006
	(In thousands)
Impaired loans with a valuation allowance	$5,557	$811
Impaired loans without a valuation allowance	11,452	5,239

Total impaired loans	$17,009	$6,050

Average balance of impaired loans (1)	$10,409	$5,889

Related valuation allowance	$1,653	$232

Interest income recognized on impaired loans (1)	$878	$491

Interest income recognized on a cash basis on impaired loans (1)	$584	$398

(1)	For the nine months ended September 30, 2007 and twelve months ended December 31, 2006.

The increase in impaired loans, exclusive of the increase in non-accrual loans, from $6.1 million at December 31, 2006 to $17.0 million at September 30, 2007, is impacted by six loans that are well secured and management believes the valuation allowance of $1.7 million is adequate for any potential losses from these loans.

Allowance for Loan Losses

The following table sets forth information regarding the Company’s allowance for loan losses for the dates indicated:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Year Ended December 31, 2006	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
			(In thousands)
Allowance for Loan Losses:
Balance at beginning of period	$15,985	$14,973	$8,117	$9,730	$8,117

Charge-offs:
Commercial	67	224	656	603	628
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	211	227	—	—	—
Consumer and other	71	126	5	4	5

Total charge-offs	349	577	661	607	633

Recoveries
Commercial	14	286	180	7	39
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer and other	1	1	12	12	12

Total recoveries	15	287	192	19	51

Net loans charge-offs (recoveries)	334	290	469	588	582

Provision for loan losses	533	1,501	3,509	1,517	3,124

Allowance resulting from acquisitions	—	—	3,816	491	491

Balance at end of period	$16,184	$16,184	$14,973	$11,150	$11,150

Gross loans	$1,373,661	$1,373,661	$1,253,211	$912,805	$912,805
Average gross loans (net of deferred fees)	1,351,327	1,305,660	878,862	826,613	769,160
Non-performing loans	7,714	7,714	647	1,165	1,165

Selected ratios:
Net charge-offs (recoveries) to average loans (annualized)	0.10%	0.03%	0.05%	0.28%	0.10%
Provision for loan losses to average loans (annualized)	0.16%	0.15%	0.40%	0.73%	0.54%
Allowance for loan losses to gross loans outstanding at end of period	1.18%	1.18%	1.19%	1.22%	1.22%
Allowance for loan losses to total nonperforming loans	210%	210%	2314%	957%	957%

Due primarily to loan growth with an offset in part by net recoveries, the allowance for loan losses increased to $16.2 million as of September 30, 2007 compared to $15.0 million at December 31, 2006. The Company recorded a provision of $533,000 for third quarter of 2007 compared to $1.5 million for the third quarter of 2006 and $1.5 million and $3.1 million for the first nine months ended September 30, 2007 and 2006, respectively. The allowance for loan losses was 1.18% of gross loans at September 30, 2007 and 1.19% at December 31, 2006.

Management believes the level of allowance as of September 30, 2007 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth during the period. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances may not require increased provisions for loan losses in the future.

Management is committed to maintaining the allowance for loan losses at a level that is considered commensurate with estimated and known risks in the portfolio. Although the adequacy of the allowance is reviewed quarterly, management performs an ongoing assessment of the risks inherent in the portfolio. Real estate is the principal collateral for the Company’s loans.

Deposits

Total deposits increased by $82.6 million, or 7.0%, to $1.3 billion as of September 30, 2007, from $1.2 billion as of December 31, 2006. The increase in deposits is directly attributed to an increase in interest bearing demand deposits and time deposits, driven in part by the Company’s participation in wholesale deposit programs.

Borrowings and Junior Subordinated Debt

The Company regularly uses Federal Home Loan Bank of San Francisco (“FHLB”) for short term and long term borrowings. FHLB term debt, which matures from February 2008 through March 2009, amounted to $70.9 million at September 30, 2007. Interest on all FHLB borrowings accrued at an average rate of 5.18% and 5.12% for the three months and nine months ended September 30, 2007. Remaining available debt financing through the FHLB amounted to $85.1 million at September 30, 2007.

The Company has agreements with other lending institutions under which it can purchase up to $91.5 million of federal funds (increased by $11.5 million in October 2007). The interest rate charged on these borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The Company had federal funds purchased of $14.9 million as of September 30, 2007 and $3.4 million as of December 31, 2006.

On September 26, 2007, the Company borrowed $15.5 million and used the proceeds to redeem junior subordinated debt owed to Community Bancorp (NV) Statutory Trust I which used the proceeds to redeem its trust preferred issuances. The borrowing is unsecured, bears interest at the one month LIBOR plus 1.50% and is payable in the amount of $478,000 monthly (commencing in October 2007) with all unpaid interest and principal due on September 26. 2010. The one month LIBOR rate at September 30, 2007 was 5.13%. Additionally, the loan agreement includes certain dividend restrictions.

The Company has a promissory note agreement with a correspondent bank for a $10.0 million revolving line of credit. The line is unsecured. The initial interest rate is 6.30%, subject to adjustment based on the 30-day LIBOR, and expires on December 19, 2007. A fee based on the unused portion of the line of credit will be paid quarterly in arrears, at an annual rate of  1/8% and calculated based on the average unused portion of the line of credit for the previous quarter. As of September 30, 2007 and December 31, 2006, there were no outstanding borrowings under this agreement.

As of September 30, 2007 and December 31, 2006, the Company had outstanding junior subordinated debt of approximately $72.2 million and $87.6 million, respectively, consisting of trust preferred securities (collectively, the “Securities”) issuances. The securities issued through Community Bancorp (NV) Statutory Trust I ($15.5 million) bore interest at the three month LIBOR rate plus 3.40%. In September 2007 the Company redeemed these securities at par value, utilizing the proceeds from the September 26, 2007 loan (see Note 7) to effectuate the redemption. Securities issued through Community Bancorp Statutory Trust II ($25.0 million) bear interest at LIBOR plus 1.60%. Community Bancorp (NV) Statutory Trust III is composed of fixed and variable issuances. The Community Bancorp (NV) Statutory Trust III issuances bear interest at a fixed rate of 5.94% ($20.6 million) and 6.78% ($26.5 million) for the first seven and five years, respectively, and convert to the three-month LIBOR rate plus 1.37% and 1.60%, respectively, through maturity. The three month LIBOR rate at September 30, 2007 and December 31, 2006 was 5.49% and 5.36%, respectively.

In accordance with FIN 46 (revised December 2004), Consolidation of Variable Interest Entities-an interpretation of ARB No. 51, statutory trusts are not reported on a consolidated basis. Therefore, the trust preferred debt securities of $70.0 million do not appear on the Consolidated Balance Sheets. Instead, the junior subordinated debentures of $72.2 million payable by Community Bancorp to the statutory trusts and the investment in the statutory trusts common stock of $2.2 million (included in other assets) are reported on the Consolidated Balance Sheets.

REGULATORY MATTERS

The regulatory capital guidelines as well as the actual capital ratios for Community Bank of Nevada, Community Bank of Arizona and the Company as of September 30, 2007 are as follows:

			Actual
	Minimum Regulatory	Well Capitalized	Community Bank of Nevada	Community Bank of Arizona	Community Bancorp
Tier 1 leverage capital	4.00%	5.00%	11.74%	28.42%	11.89%
Tier 1 risk-based capital	4.00%	6.00%	11.44%	34.54%	11.73%
Total risk-based capital	8.00%	10.00%	12.47%	35.76%	12.77%

In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of September 30, 2007, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit ($70.0 million).

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

Management believes the Company’s liquid assets are adequate to meet its cash flow needs for loan funding and deposit withdrawals. At September 30, 2007, the Company had $137.1 million in liquid assets comprised of $46.2 million in cash and cash equivalents and $90.9 million in available-for-sale securities. The $16.8 million decrease in liquidity since December 31, 2006 was primarily a result of lower available-for-sale securities resulting from scheduled maturities which were used in part to fund the Company’s 2007 loan growth.

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

Stock Repurchase Program

The Board of Directors at its regular meeting of July 25, 2007, authorized the purchase of up to 5% of the Company’s outstanding shares as of June 30, 2007, or 520,996 shares, over the next twelve months. The repurchase program seeks to reduce the number of outstanding shares resulting in an improvement to the Company’s earnings per share and to its return on equity. All shares were purchased at current market prices on the date of transaction in compliance with the SEC rules. During the quarter ended September 30, 2007, the total number of shares repurchased was 42,800 at an average weighted average price of $23.01. As of September 30, 2007, the Company could repurchase up to an additional 478,196 shares under the July 2007 authorization.

During the third quarter of 2007, share repurchase activity was as follows:

	Total number of shares	Average price paid per share	Remaining shares that may be purchased under the authorization
Period
July 2007	—	—	520,996
August 2007	42,800	$23.01	478,196
September 2007	—	—	478,196

Third quarter 2007 totals	42,800	$23.01	478,196

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP

By:	/s/ EDWARD M. JAMISON
Edward M. Jamison President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2007

COMMUNITY BANCORP

By:	/s/ PATRICK HARTMAN
Patrick Hartman Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Chief Accounting Officer)

Dated: November 6, 2007