Form 10-K
period 2007-12-31
Community Bancorp
filed 2008-03-14
CIK 1304366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51044

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
Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                                                            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the common stock held by non-affiliates of the Company was: $271,828,000

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding as of February 29, 2008

Common Stock, $0.001 par value	10,269,954 shares

The information required in Part III, Items 10-14 is incorporated by reference to the registrant’s proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A.

COMMUNITY BANCORP

i

Forward-Looking Statements

Statements concerning future performance, developments or events, expectations for growth and income forecasts, and any other guidance on future periods constitute forward-looking statements that are subject to a number of risks and uncertainties. Actual results may differ materially from stated expectations. Specific factors include, but are not limited to the recent fluctuations in the U.S. capital and credit markets, loan production, balance sheet management, the economic condition of the markets in Las Vegas, Nevada, or Phoenix, Arizona and their deteriorating real estate sectors, net interest margin, loan quality, the ability to control costs and expenses, interest rate changes and financial policies of the United States government, our ability to manage systemic risks and control operating risks, and general economic conditions. Additional information on these and other factors that could affect financial results are included in Item 1A. Risk Factors, herein, and our other Securities and Exchange Commission filings.

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

Community Bancorp

Community Bancorp is the bank holding company for Community Bank of Nevada, a Nevada State chartered bank headquartered in Las Vegas, and Community Bank of Arizona, an Arizona state chartered bank headquartered in Phoenix, Arizona (collectively “the Company”). Through its subsidiary banks Community Bancorp delivers an array of commercial bank products and services with an emphasis on customer relationships and personalized service. At December 31, 2007, the Company had total assets of $1.7 billion, gross loans of $1.4 billion, total deposits of $1.2 billion and stockholders’ equity of $235.1 million.

Community Bank of Nevada was organized in July 1995 by local community leaders and experienced bankers with the purpose of providing superior community banking services to the greater Las Vegas area. Community Bancorp was formed in 2002 and Community Bank of Nevada became its wholly-owned subsidiary. As a result of this reorganization, shareholders of Community Bank of Nevada became shareholders of Community Bancorp. In the fourth quarter of 2004, Community Bancorp successfully completed its initial public offering (“IPO”) and concurrent listing of common stock on the NASDAQ Global Market. In the offering, $39.3 million was raised, net of expenses, and certain selling shareholders received net proceeds of $16.5 million.

In September 2006, Community Bank of Arizona (formerly Cactus Commerce Bank) was acquired adding the Company’s first full-service bank outside of Nevada. Community Bank of Arizona was established in November 2003, primarily to serve small business and professional customers.

The Company focuses on meeting the banking needs associated with the population and economic growth of the greater Las Vegas and Phoenix areas. Customers are generally small to medium size businesses (e.g., less than $50 million in annual revenues) that desire personalized commercial banking products and services, with an emphasis on relationship banking and prefer locally-managed banking institutions that provide personalized service.

Historically, the Company has focused its lending activities on commercial real estate loans, construction loans and land acquisition and development loans, which comprised 81.7% of its loan portfolio at December 31, 2007. While this continues to be a large part of the Company’s business, management believes significant opportunities for growth exist in commercial and industrial (C&I) and Small Business Administration (SBA) loans.

As of December 31, 2007, the Company had thirteen full-service branches and various administrative offices located in greater Las Vegas, Nevada and three full-service branches, one administrative office and one loan production office (LPO) located in greater Phoenix, Arizona. Six of the branches located in greater Las Vegas were opened as de novo branches (one in 2007), three branches were added in 2005 with the acquisition of Bank of Commerce and four branches were added in 2006 with the acquisition of Valley Bancorp. The Company’s Arizona operations commenced with the purchase of Community Bank of Arizona, which consisted of one branch. During 2007, the Company expanded its Arizona operations through the opening of two de novo branches and an administrative office.

The Company’s headquarters are located at 400 South 4th Street, Suite 215, Las Vegas, Nevada 89101 and its telephone number is (702) 878-0700. The Company’s website can be accessed at www.communitybanknv.com. None of the information on or hyperlinked from the Company’s website is incorporated herein.

Strategies

The Company’s growth and operating strategies are centered on creating long term benefit to our shareholders, customers and employees. The key elements of the Company’s growth and operating strategies are:

Growth Strategies

•	Capitalize on organic growth opportunities for loans and deposits in the Las Vegas and Phoenix markets.

•	Expand franchise value through establishment or acquisition of new branches or banks in markets that offer regional continuity, including the greater Las Vegas and Phoenix markets.

•	Continue to grow commercial real estate lending by maintaining the professional respect of the community’s developers and leveraging background and depth of experienced lenders.

•	Expand commercial and industrial lending, as well as small business relationships and SBA loans which commonly are associated with deposits that are a lower cost funding source.

•	Continue as a public company with common stock that is quoted and traded on a global stock market.

Operating Strategies

•	Maintain high asset quality by maintaining rigorous loan underwriting standards and credit risk management practices.

•	Continue to actively manage interest rate and market risks by closely matching the volume and maturity of interest rate sensitive assets to interest rate sensitive liabilities in order to mitigate adverse effects of rapid changes in interest rates.

•	Diversify revenue sources by expanding product lines and maximizing products to each client relationship.

•	Enhance risk management functions by proactively managing sound procedures and committing experienced human resources to this effort.

Market Area

The Company currently operates in what management believes to be some of the most attractive markets in the western United States. The market areas have historically reported high per capita income and experienced some of the fastest population growth in the country.

Nevada

The primary market area served by Community Bank of Nevada is Clark County, Nevada. Clark County is one of the fastest growing areas in the United States. According to the Center for Business and Economic Research based at the University of Nevada, Las Vegas, or the CBER, between 2002 and 2007, Clark County’s population grew from approximately 1.5 million to 2.0 million. This growth has been driven by a variety of factors, including growth in the service economy associated with the hospitality and gaming industries, affordable housing, the benefits of no state income tax, a growing base of senior and retirement communities, and general recreational opportunities associated with a favorable climate.

Arizona

The primary market area served by Community Bank of Arizona is the greater Phoenix metropolitan area, in Maricopa County. According to the Economic and Business Research Center based at The Eller College of Management, The University of Arizona, Tucson, the greater Phoenix population is in excess of 3.9 million persons at December 31, 2007. The Phoenix metropolitan area contains companies operating in the following industries: 1) aerospace, 2) high-tech, 3) manufacturing, 4) construction, 5) energy, 6) transportation, 7) minerals and mining and 8) financial services.

Business Activities

The Company provides full-service banking services primarily in the Las Vegas and Phoenix metropolitan markets with a focus on small to medium size businesses. Many of these businesses provide goods and services, directly or indirectly, for the development of the infrastructure that services the growing population specific to the aforementioned markets. Customers include developers, contractors, professionals, distribution and service businesses, local residential home builders and manufacturers. Further, a broad range of traditional banking services and products are offered to individuals, including personal checking and savings accounts and other consumer banking products, including electronic banking, as well as lending products.

The Company originates a variety of loans, including commercial real estate and construction loans, secured and unsecured C&I loans, residential real estate loans, SBA loans, and, to a lesser extent, consumer loans. In addition to direct loan origination, the Company utilizes relationships within the banking industry to participate in loans that meet its credit criteria. The amount of purchased (bought) participation loans at December 31, 2007 constituted approximately 11.8% of the Company’s total loan portfolio.

Management has emphasized the utilization of variable rate pricing for the majority of loan commitments. Among the variety of credit products provided, only the permanent commercial real estate loans have competitive pressures to provide a fixed rate pricing. The Company has remained competitive in the fixed rate market with a rate product that adjusts every 36 to 60 months, tied to recognized indexes (e.g., Prime and LIBOR).

The Company manages its loan portfolio to provide for an adequate return and a diversification of risk. The Company has consistently maintained strong asset quality.

The Company’s lending activities are concentrated in three main categories, as described below.

Real Estate Loans.  The Company’s real estate loan portfolio consists of: 1) commercial, 2) residential and 3) construction and land development loans. Commercial real estate (“CRE”) loans totaled $370.5 million, or 30.8% of the real estate loan portfolio. Owner occupied commercial real estate loans were approximately 50.5% of the commercial category. Residential loans totaled $43.2 million, or 3.6% of the real estate portfolio, and include farmland loans and loans for custom homes to high net worth borrowers. This loan category does not contain any conventional mortgage or subprime loans. Construction and land development loans totaled $789.2 million, or 65.6% of the real estate portfolio, and includes loans for undeveloped land of $178.3 million.

To manage the concentration of loans in CRE and the inherently higher risk associated with construction lending (see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Loan Losses”), diversification is sought through maintaining a broad base of borrowers and adjusting exposure to property types based on overall strength in a particular sector, which includes a variety of factors, such as vacancy trends. While the weakening economy during the second half of 2007 caused by the deterioration of the residential real estate sector has affected the office and retail segments of the Company’s markets, these market sectors have historically been high growth areas with markedly low vacancies. Currently, the majority of the Company’s CRE portfolio is in the retail and office sectors. As of December 31, 2007, CRE loan portfolio, including construction loans, was comprised of the following:

		$ of Loan
	$ Outstanding	Portfolio
	(In millions)

Retail	$411	29%
Office	234	16%
Industrial	152	11%
Hotel/Casino	39	3%
Restaurant/Bar	29	2%
Other	16	1%

Total	$881	62%

CRE loans are generally underwritten with a minimum equity position of 25% (or a maximum loan-to-value of 75%) and a minimum debt coverage ratio of 1.25:1. The Company generally lends to developers who have already entered into leases for more than 50% of the subject property. Construction and land loans are short term in nature and generally do not exceed 18 months. Permanent commitments are primarily restricted to no greater than 10-year maturities with rate adjustment periods every 36 months when fixed commitments exist.

Commercial and Industrial Loans.  A variety of C&I loan products are offered by the Company, including lines of credit for working capital, term loans for capital expenditures, and commercial stand-by letters of credit.

Lines of credit typically have a 12-month commitment and are secured by the asset financed. In cases of larger commitments, a borrowing base certificate may be required to determine eligible collateral and advance parameters. Term loans seldom exceed 60 months, but in no case, exceed the depreciable life of the tangible asset being financed.

The Company is a “Preferred Lender” with the U.S. Small Business Administration (SBA). SBA loan products offered by the Company consist of: 1) Express, 2) SBA 7a and 3) SBA 504 programs. Under the SBA Express program, loans or lines are offered for credit up to $350,000 with a guarantee of up to 50% by the SBA. Under the 7a program, loans up to $150,000 are guaranteed up to 85% by the SBA. Loans in excess of $150,000, but not in excess of $2,000,000, are guaranteed up to 75% by the SBA. Generally, the guarantee may become invalid only if the loan does not meet the SBA documentation guidelines.

Historically the Company has sold a portion of its SBA 7a originations. Based in part on liquidity requirements, loan concentrations, loan yields and market premiums, future SBA originations might be sold. In the event of a sale, the Company anticipates it will continue to service the loans.

Commercial credits less than $500,000 and consumer loan requests are underwritten by the Express Loan department. Credit scoring software is utilized to assist with the credit decision process. Borrowers realize a faster turnaround time on loan decisions and to date have been willing to pay a premium for this service.

As of December 31, 2007, the Company had $210.6 million of C&I loans outstanding and C&I commitments of $103.3 million.

Consumer Lending.  Consumer credit is offered as a complementary product to the Company’s primary product line and viewed by management as a “value added” product for business customers. Products offered include home equity credit lines, automobile loans, personal lines of credit and home improvement loans.

Lending and Credit Policies

The Board of Directors of Community Bancorp establishes lending policies. The three key principles of the Company’s lending policies are:

(1) Debt service coverage,

(2) Risk rating system and pricing for risk, and

(3) Managed concentration levels.

Debt Service Coverage.  The Company’s risk management philosophy is to extend credit only when an applicant has proven adequate equity, cash flow to service the proposed debt and demonstrated an independent secondary source of repayment.

Risk Rating System and Pricing for Risk.  Management has developed a risk rating system of eight categories, or grades, which clearly defines the fundamentals for each risk rating. At the time of origination, the underwriter assigns a risk rating which is subsequently reviewed on a periodic basis by the Credit Administration department. This system is used to manage levels of risk, pricing and a forward-thinking strategy for future extensions of certain loan categories.

Managed Concentration Levels.  The Company has established policy guidelines for loan concentration levels and return on equity by loan category. Management actively monitors these levels and can elevate the return on equity aspect of the loan category in the event the Company is approaching the maximum concentration level established by the Company’s policies and guidelines.

If a potential credit falls outside of the guidelines set forth in the Company’s lending policies, the loan is reviewed by a higher level of credit approval authority, which has three levels, as listed below from lowest to highest level. Based on the historically strong emphasis on business development, the Company’s policies were written to ensure a high degree of secondary review for a credit consideration. Any conditions placed on loans in the approval process must be satisfied before the Credit Administration department releases the loan documentation for execution. The Company’s Credit Administration department works entirely independent of loan production personnel and has full responsibility for all loan disbursements.

•	Individual Authorities. Except for real estate loans which require approval by the Senior Loan Committee and/or the Board Loan Committee, loan officers have approval authorities for secured and unsecured loans, as defined by the approved policies of each subsidiary bank. The Chief Executive Officer and the Chief Credit Officer also have defined approval authorities for secured and unsecured loans.

•	Senior Loan Committee. Community Bank of Nevada and Community Bank of Arizona each maintain Senior Loan Committees. The Senior Loan Committee of each bank consists of the Chief Executive Officer of Community Bancorp and the Chief Executive Officer, Chief Operating Officer, the Chief Credit Officer, and the managers of Commercial Lending and Commercial Real Estate departments of each respective bank. These committees have approval authority for secured and unsecured loans.

•	Board Loan Committee. The Board Loan Committee consists of all of the members of the Board of Directors of each respective bank. This committee has approval authority of up to the legal lending limits of each subsidiary bank.

Loan Grading and Loan Review.  The Company seeks to quantify the risk in its loan portfolio by maintaining a loan grading system consisting of eight different categories (Grades 1-8). The grading system is used to determine, in part, the provision for loan losses. The first four grades in the system are considered satisfactory. The other four grades range from a “Watch/Pass” category to a “Doubtful” category. These four grades are further discussed below under the section subtitled “Loan classifications.”

During the loan origination and approval process an initial grade is assigned to each loan (generally by the loan officer). After funding, all loans over a specified dollar amount are reviewed by the Executive Vice President/Credit Administrator who may assign a different grade to the credit. The grade on each individual loan is reviewed at least annually by the loan officer overseeing the loan. Monthly, the Board of Directors of the subsidiary bank reviews the aggregate amount of all loans graded as “Special Mention”, “Substandard” or “Doubtful”, and each individual loan over a certain dollar amount that has a grade within such range. Changes in the grade of a loan may occur through any of the following means:

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

Loan Delinquencies.  When a borrower fails to make a committed payment, attempts are made to alleviate the deficiency by contacting the borrower to seek payment. Habitual delinquencies and loans that are delinquent 30 days or more are reviewed at the monthly credit risk managers meeting for possible changes in grading.

Loan Classifications.  Federal guidelines require that each insured bank classify its assets on a regular basis. In addition, relating to examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, classify them. Grades 5-8 of the loan grading system are used to identify potential problem assets with grades 7 and 8 (“Substandard” and “Doubtful” ) considered classified loans. Classified loans were $14.5 million, $2.9 million and $2.3 million at December 31, 2007, 2006 and 2005, respectively.

Operating Segments

The Company’s operations are managed along two reportable operating segments consisting of Community Bank of Nevada and Community Bank of Arizona. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Reporting” and Note 21 — Segment Information” in the Notes to Consolidated Financial Statements.

Risk Management

The Company’s strategic plan promotes a growth rate commensurate with the growth of the Southern Nevada and Phoenix metropolitan markets. Management is equally committed to maintaining internal controls to manage the risk associated with such growth. The Company has identified credit risk and operational risk as the two areas that could have the greatest impact on capital.

To mitigate and proactively manage these areas of risk, the Company has enhanced three departmental functions:

•	Credit Administration — The department administers and maintains all credit policies and procedures, loan documentation and disbursement of loan proceeds.

•	Operations Support — The department has the primary responsibility to manage the identified risks associated with wires, check fraud, Bank Secrecy Act guidelines and identity theft and ensure that the Company is compliant with all applicable laws and regulations.

•	Audit and Compliance — The department regularly examines all of the areas of known risk and reports monthly to the Audit Committee.

Investment Activities

The Company’s investment strategy is designed to be complementary to and interactive with its other activities (e.g., cash position; borrowed funds; quality, maturity, stability and earnings of loans; nature and stability of deposits; capital and tax planning). At December 31, 2007, the investment portfolio represented 5.3% of total assets.

General objectives with respect to the Company’s investment portfolio are:

•	Achieve an acceptable asset/liability gap position (based on a separate policy related to asset/liability management that provides guidance for how investments are to be used to manage asset/liability gaps);

•	Provide a suitable balance of quality and diversification;

•	Provide liquidity necessary to meet cyclical and long term changes in the mix of assets and liabilities;

•	Provide a stable flow of dependable earnings;

•	Maintain collateral for pledging requirements;

•	Manage interest rate risk;

•	Comply with regulatory and accounting standards; and

•	Provide funds for local community needs.

Investment securities consist primarily of U.S. Government Agency issues, municipal bonds, mortgage-backed securities and SBA loan pools. In addition, the Company’s subsidiary banks hold stock with the Federal Home Loan Bank, Federal Reserve Bank and Pacific Coast Bankers’ Bank, as a member of these systems.

The Company’s investment securities are generally classified as “available-for-sale” or “held-to-maturity” pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity. Held-to-maturity securities are those securities the Company has both the intent and the ability to hold until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount.

The securities portfolio is managed in accordance with guidelines set by the Company’s Investment Policy. Specific day-to-day transactions affecting the securities portfolio are managed by the Chief Financial Officer of the Holding Company. The activities within the investment portfolio are reviewed monthly, or more often, as needed, by the Company’s Asset/Liability Committee (“ALCO”) and are reported monthly to the Company’s Board of Directors.

The Investment Policy addresses strategies, types and levels of allowable investments and is reviewed and approved annually by the Company’s Board of Directors. The policy also places limits on: 1) the amount invested in various types of securities, 2) the average life and duration of securities and 3) securities dealers with whom the Company can conduct business.

Concentrations/Customers

Assets

No individual or single group of related accounts is considered material in relation to the Company’s assets or in relation to its overall business. However, approximately 84.8% of the loan portfolio at December 31, 2007 consisted of real estate loans, including commercial loans secured by real estate, construction and land loans and residential real estate loans. Generally, the Company does not originate nor retain term residential mortgage loans. The Company’s business is dependent on the trends of the regional economies in which it operates, particularly in the commercial and residential real estate markets. At December 31, 2007, the Company had 302 loans in excess of $1 million each, totaling $1.2 billion. These loans comprise approximately 16.5% of the loan portfolio by number of loans and 84.7% by total gross loans outstanding. Not including credit card and consumer overdraft lines and purchased participation loans, the average loan size is approximately $952,000.

Liabilities

At December 31, 2007, one wholesale customer balance totaling $131.2 million comprised 10.7% of total deposits and all wholesale customer balances (seven customers in total), totaling $320.0 million, comprised 26.0% of total deposits. The wholesale deposits are comprised of money market accounts and have a floating interest rate indexed to the federal funds rate and brokered certificates of deposits that can have terms ranging from 90 days to two years at a fixed rate of interest. While a viable market for these wholesale deposits currently exists, if these products are unavailable in the future, management might have to secure alternative funding liabilities under terms and conditions (e.g., rates and duration) that could increase the Company’s cost of funds.

Deposit Products and Other Sources of Funds

The Company’s primary sources of funds for use in its lending and investing activities consist of:

•	Deposits;

•	Maturities and principal and interest payments on loans and securities; and

•	Other borrowings.

Management closely monitor rates and terms of competing sources of funds and utilize those sources that it believes to be the most cost effective, consistent with the Company’s asset and liability policies.

Deposits.  An important balance sheet component impacting the Company’s net interest margin is the composition and cost of its deposit base. The Company can improve its net interest margin to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, which are total deposits less CDs greater than $100,000 (commonly referred to as Jumbo CDs). Management attempts to price the Company’s deposit products in a manner that will promote deposit growth and satisfy liquidity requirements and customers’ needs. To meet the varied needs of deposit customers, the Company provides a wide array of deposit products, including regular checking, savings, negotiable order of withdrawal (“NOW”) accounts and money market accounts; fixed-rate, fixed maturity retail CDs ranging in terms from 30 days to two years; and individual retirement accounts. For business or large cash customers, the Company often provides special services (e.g., courier service to pick up non-cash deposits and armored car and vault service). Escrow deposits constituted 2% of total deposits as of December 31, 2007.

The Company intends to continue its efforts in attracting deposits from business lending relationships as a means to reducing its cost of funds and improving its net interest margin. In the event loan demand should exceed the Company’s current liquidity levels and/or other borrowing capacity, management believes that sufficient additional funding could be obtained by re-pricing the yields on the Company’s CDs and/or securing additional wholesale deposits (e.g., insured money market accounts and/or brokered CD’s).

Other Borrowings.  The Company regularly borrows from the Federal Home Loan Bank, or FHLB, pursuant to an agreement to obtain advances based on collateral of either a blanket lien on all loans secured by real estate and all business loans or securities, to meet its liquidity requirements. As of December 31, 2007, the Company had $132.4 million outstanding in FHLB debt with a remaining borrowing capacity of $33.4 million.

The Company may occasionally use its Federal Funds lines of credit to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short term purposes. The Company has Federal Funds lines with other financial institutions to which it can borrow up to $103.0 million on an unsecured basis. These lines may be terminated by the respective lending institutions at any time.

Employees

The Company had a total of 279 full-time and 10 part-time employees at December 31, 2007.

Competition

The banking and financial services business in Clark County, Nevada and Maricopa County, Arizona, generally, and in the greater Las Vegas and Phoenix market areas, in particular, are highly competitive. This increasingly competitive environment primarily comes as a result of growth in community banks, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. As a result, the Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company can offer. The Company generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, and the rates of interest paid for funds.

Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. Additionally, competition has intensified due to federal, state and interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our market.

Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Many customers now expect a choice of several delivery systems and channels, including telephone, e-mail, personal online banking and ATMs.

Effect of Governmental Policies and Recent Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate the Company pays on deposits and other borrowings and the interest rate received on loans and securities comprise the major portion of net earnings. These rates are highly sensitive to many factors that are beyond the Company’s control. Accordingly, earnings and growth are subject to the influence of economic conditions, including inflation, recession and unemployment.

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

Supervision and Regulation

The Company is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors rather than shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on the Company’s business and prospects. The Company’s operations may also be affected by changes in the policies of banking and other government regulators. Management cannot accurately predict the nature or extent of the effects on the Company’s business and earnings that changes in fiscal or monetary policies, or new federal or state laws and regulations, may have in the future.

Compliance

In order to ensure the Company is in compliance with the laws and regulations that apply to its operations, including those summarized below, a Chief Risk Manager was hired in 2005 and personnel levels in internal audit and the compliance department have expanded. The Company is regularly reviewed to assess its compliance with applicable laws and regulations by the Board of Governors of the Federal Reserve System, or the Federal Reserve, the FDIC, and the bank subsidiaries are reviewed by their respective state regulatory agencies — the Nevada Department of Business and Industry, Financial Institutions Division (“Nevada FID”) and the Arizona State Banking Department (“Arizona SBD”). Management believes the Company has complied with all of the laws and regulations applicable to its operations.

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

In order to remain a financial holding company, the Company’s subsidiary banks must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with such requirements or correct any noncompliance within a fixed time period could lead to divesture of subsidiary banks or require conformity of all of activities to those permissible for a bank holding company as described above.

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

Tying Arrangements.  The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Community Bancorp nor Community Bank of Nevada or Community Bank of Arizona may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us; or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

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

Regulation as a Public Company.  Community Bancorp’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. Community Bancorp is listed on the NASDAQ Global Market (“NASDAQ”) under the trading symbol “CBON,” and is subject to the rules of NASDAQ for listed companies. As such, Community Bancorp is subject to the requirements of information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions.

Federal and State Regulation of Community Bank of Nevada and Community Bank of Arizona

General.  Community Bank of Nevada and Community Bank of Arizona are FDIC-insured, state-chartered banking corporations and are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the Nevada FID and the Federal Reserve in the case of Community Bank of Nevada, and the FDIC and Arizona SBD in the case of Community Bank of Arizona. These statutes, rules, and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of Community Bank of Nevada and Community Bank of Arizona. The FDIC, in the case of Community Bank of Arizona, and the Federal Reserve, in the case of Community Bank of Nevada, have broad authority in prohibiting unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks, and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings.

Lending Limits.  Nevada state banking law generally limits the amount of funds that a bank may lend to a single borrower to 25% of stockholders’ equity and allowance for loan and lease losses. Under Arizona law, the obligations of one borrower to a bank may not exceed 20% of the bank’s capital.

Liability of Commonly Controlled Institutions.  Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default. Because Community Bancorp controls each of Community Bank of Nevada and Community Bank of Arizona, the banks are commonly controlled for purposes of these provisions of federal law.

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

In addition, the Home Ownership and Equity Protection Act of 1994 bars “loan flipping” by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law, which states loans should not be made to those that are unable to repay them, unless documentation is maintained proving that the borrower has the ability to repay the loan. Lenders that violate these regulations face cancellation of loans and penalties equal to the finance charges paid. The Company does not expect these rules and potential state action in this area to have a material impact on its financial condition or results of operations.

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

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Management believes the Company’s privacy policies have been implemented in accordance with the laws.

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

Deposit Insurance

The Company’s deposits are currently insured to a maximum of $100,000 per depositor by the FDIC except for certain retirement accounts which are insured up to $250,000. Community Bank of Nevada and Community Bank of Arizona are required to pay deposit insurance premiums. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Effective January 1, 2007 the FDIC adopted a new rule for the insurance assessment on deposits. Under the new rule the charge for annual insurance deposit assessments will range from a minimum of 5 basis points to a maximum of 43 basis points per $100 of insured deposits depending upon the risk assessment category into which the institution falls. Insured institutions are not all allowed to disclose their risk assessment classification and no assurance can be given as what the future level of premiums will be.

Under the Federal Deposit Insurance Reform Act of 2005, the Community Bank Nevada received a one-time initial assessment credit to recognize past contributions to the insurance fund. Community Bank of Arizona was ineligible for the credit as it was not in existence on December 31, 1996. Community Bank of Nevada’s one-time assessment credit was $111,000. This credit can be used to offset assessments until exhausted. Community Bank of Nevada’s assessment credit was fully used by October 31, 2007.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980’s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the year ended December 31, 2007 averaged 1.14 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums could have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

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

In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of Tier I capital elements, net of goodwill. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The quantitative limits become effective on March 31, 2009, after a four-year transition period. As of December 31, 2007, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit, and the remainder is in Tier II capital.

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

Prompt Corrective Action.  Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. Based on the most recent notification from federal banking agencies, Community Bank of Nevada and Community Bank of Arizona were categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed this categorization for each of the subsidiaries.

The FDIC and Federal Reserve Board risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced” or “A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more — but that other U.S. banking organizations could elect but would not be required to apply. In December 2006 the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach. The comment periods for both of the agencies’ notices of proposed rulemakings expired on March 26, 2007. The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

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

As a public reporting company, Community Bancorp (and its subsidiaries) is subject to the requirements of SOX and related rules and regulations issued by the SEC and NASDAQ. In 2005, Community Bancorp’s first full year as a public company, the Company implemented Section 404 of SOX, The Company has incurred, and anticipates it will continue to incur, additional expenses as a result of SOX, but does not expect that such compliance will have a material impact on its business. However, other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the securities laws have increased significantly, and can be expected to continue to increase

Anti-terrorism Legislation

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

Legislative Initiatives

From time-to-time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on its financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on its business.

Commercial Real Estate Lending

Federal banking regulators have issued final guidance regarding commercial real estate lending to address a concern that rising CRE lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the general commercial real estate market. This guidance suggests that institutions that are potentially exposed to significant CRE concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in commercial real estate lending; have notable exposure to a specific type of commercial real estate lending; or are approaching or exceed certain supervisory criteria that measure an institution’s CRE portfolio against its capital levels; may be subject to such increased regulatory scrutiny.

Nonbank Entities

Community Bancorp has two nonbank entities: Community Bancorp (NV) Statutory Trust II and Community Bancorp (NV) Statutory Trust III. Community Bancorp (NV) Statutory Trust II is a Connecticut statutory trust, and Community Bancorp (NV) Statutory Trust III is a Delaware statutory trust. These entities were formed solely for the purpose of issuing trust preferred securities and are subject to the laws and regulations of both the federal government and the state in which they conduct business. Community Bancorp (NV) Statutory Trust I was dissolved during 2007.

Recent Accounting Pronouncements

For information regarding the recently issued accounting standards, see Note 2, “Nature of Business and Summary of Significant Accounting Policies,” of the Company’s consolidated financial statements.

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Form DEF 14A (Proxy Statement) and may, from time-to-time, file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. All forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.communitybanknv.com.  The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the Company’s website is incorporated into this Report.

ITEM 1A.	RISK FACTORS

An investment in the Company’s common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect the Company’s business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Report. The risks and uncertainties described below are not the only ones facing the Company’s business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s operations. This Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

Factors Relating to the Company’s Markets and Business

Continued deterioration in economic conditions in any of the Company’s market areas, and particularly a slowdown in either gaming and tourism activities or the real estate market in Las Vegas, could adversely affect the Company’s business, financial condition, results of operations and prospects. Such deterioration could result in a variety of adverse consequences to the Company, including a reduction in net income and the following:

•	Loan delinquencies may increase, which could cause an increase to the provisions for loan losses;

•	Problem assets, other real estate owned, and foreclosures may increase, which could result in higher operating expenses, as well as possible increases in the provisions for loan losses;

•	Demand for products and services may decline, including specifically, the demand for loans, which would cause revenues (net interest income and non-interest income) to decline; and

•	Collateral for loans may decline in value, in turn reducing a customer’s borrowing power, and thus reducing the value of assets and collateral associated with the Company’s loans, which could cause decreases in net interest income and increase the provision for loan losses.

The greater Las Vegas area economy has grown dramatically during the past several years. The failure of this economy to sustain such growth in the future could seriously affect the Company’s ability to grow and to be profitable.

The Company’s assets have grown to $1.7 billion as of December 31, 2007 compared to $400.6 million at December 31, 2002. This growth has been fueled, in part, by the significant growth in the greater Las Vegas area. Diminished growth of this market in the future could have a significant adverse impact on the Company’s continued growth and profitability.

The residential real estate market in Las Vegas deteriorated significantly during 2007 which has led to, among other things, a decrease in the Company’s ability to grow loans in the construction and commercial real estate sectors. Continuing economic weakness in the local economy and on the national level will adversely impact the Company’s profitability and its ability to sustain its historical growth rate.

The current changing economic environment poses significant challenges for the Company.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets. While the Company has very limited direct exposure to the residential real estate market and has no subprime residential loans or securities backed by such loans, the Company’s real estate portfolio as well as its commercial and industrial loans may continue to be adversely impacted by these trends. As a result, continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors could have adverse effects on the Company’s borrowers which would adversely affect its financial condition and results of operations. This deterioration in economic conditions could result in losses beyond that which is provided for in the Company’s allowance for loan losses.

The Las Vegas market area is substantially dependent on gaming and tourism revenue, and a decrease in gaming or tourism could seriously hurt the Company’s business and prospects.

While the Company has operations in Arizona, its business is currently concentrated in the greater Las Vegas area, which has a unique economy in the United States for its level of dependence on services and industries related to gaming and tourism. Any event that negatively impacts the tourism or gaming industry will adversely impact the Las Vegas economy.

Gaming and tourism revenue (whether or not such tourism is directly related to gaming) is vulnerable to various factors. A prolonged national economic downturn could have a significant adverse effect on the economy of the Las Vegas area. Virtually any development or event that could dissuade travel or spending related to gaming and tourism, whether inside or outside of Las Vegas, could adversely affect the Las Vegas economy. In this regard, the Las Vegas economy may be more susceptible than the economies of other cities to issues such as higher gasoline and other fuel prices, increased airfares, unemployment levels, recession, rising interest rates, and other economic conditions, whether domestic or foreign.

An expansion of permissible gaming activities in other states, particularly in California, may lead to a decline in gaming revenue in Las Vegas, which could hurt the Company’s business and prospects.

Las Vegas competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the greater Las Vegas area. This is particularly true of gaming operations in California, a state from which Nevada generally, and Las Vegas in particular, draws substantial year-round visitors. Agreements negotiated between the State of California and certain Indian tribes as well as other proposals currently under consideration in California may result in substantial additional casinos throughout the state. In addition, other California legislative proposals could permit an expansion of gaming activities allowed in card clubs, including the addition of slot machines. A dramatic growth in casino gaming in California or other states could have a substantial adverse effect on gaming revenue in Nevada, including the Las Vegas area, which would adversely affect the Las Vegas economy and the Company’s business.

A terrorist act, or the mere threat of a terrorist act, may adversely affect the Las Vegas economy and may cause substantial harm to the Company’s business.

Gaming and tourism are also susceptible to certain political conditions or events, such as military hostilities and acts of terrorism, whether domestic or foreign. The effects of the terrorist attacks of September 11, 2001, on gaming and tourism in Las Vegas were substantial for a few months. Reduced civilian air traffic in large part caused a reduction in revenue and employee layoffs in many hotels and casinos. This resulted in a substantial loss of revenues for these businesses. Any direct attack on locations in Las Vegas would likely have an even greater adverse impact on the Company’s local economy.

The Company has a high concentration of loans secured by real estate and further deterioration in the real estate market, for any reason, could hurt its business and prospects.

At December 31, 2007, 84.8% of the Company’s loan portfolio was comprised of real estate loans. Undeveloped land loans, which are included in the categories below, represent approximately 15% of total gross loans secured by real estate. Within the real estate loan portfolio, approximately:

•	65% are construction and land development loans, including undeveloped land;

•	31% are commercial real estate loans; and

•	4% are residential real estate loans.

These real estate loans are concentrated in the greater Las Vegas area. A further deterioration in the local economy could have a material adverse effect on a borrower’s ability to repay these loans due to either loss of the borrower’s employment or a reduction in the borrower’s business. Further, such reduction in the local economy could severely impair the value of the real property held as collateral. As a result, the value of real estate collateral securing the Company’s loans could be reduced. This could reduce the Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral which would increase the likelihood the Company may suffer losses on defaulted loans.

At December 31, 2007, 96% of the Company’s real estate loan portfolio consisted of commercial real estate loans, land development and construction loans. Most of the Company’s loan originations in recent years have been commercial real estate and land development and construction loans and management intends to continue to participate in this type of lending. Historically, commercial real estate loans and land development and construction loans generally expose a lender to a greater risk of loss than one- to four-family residential or certain other types of loans. Repayment of commercial real estate loans generally depends, in large part, on sufficient income from the property or the borrower’s business, respectively, to cover operating expenses and debt service. Commercial real estate loans and land development and construction loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to other types of loans. Changes in economic conditions that are beyond the control of the borrower and lender could affect the value of the collateral for the loan, the future cash flow of the affected property, or the marketability of a project with respect to loans originated for the acquisition, development and construction of a project.

In addition, federal banking regulators issued final guidance regarding commercial real estate lending. This guidance suggests that institutions that are potentially exposed to significant CRE concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in CRE lending, have notable exposure to a specific type of CRE lending, or are approaching or exceed certain supervisory criteria that measure an institution’s CRE portfolio against its capital levels, may be subject to such increased regulatory scrutiny. The Company’s CRE portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly the Company may become subject to increased regulatory scrutiny. If it is determined by the regulators that the Company has an undue concentration in CRE lending, it may be required to maintain levels of capital in excess of the statutory minimum requirements and/or be required to reduce its concentration in CRE loans.

Factors Relating to the Company’s Business

The Company’s future success involves both its ability to grow and manage such growth. Management must also continue to manage the risks inherent in the banking business. The Company may not be able to sustain its historical growth rates, be able to grow at all, or successfully manage any growth, whether or not the greater Las Vegas or Phoenix area economies continue to grow. This could result in a variety of adverse consequences to the Company, including the following:

•	Inability to realize any benefit from the investment of resources made to support future growth;

•	Failure to attract or retain experienced commercial bankers or other key employees;

•	Inability to maintain adequate controls and systems; and

•	Failure to comply with applicable federal, state and local laws, rules and regulations.

The Company may not be able to continue its historical growth rate.

As previously noted, the Company’s assets have grown to $1.7 billion as of December 31, 2007 from $400.6 million at December 31, 2002. The Company’s business strategies include, among other things:

•	Continued growth of assets, loans, deposits and customer base;

•	Expansion through acquisition or the establishment of new branches or banks in high growth markets, such as the greater Las Vegas and Phoenix areas, and similar high growth markets;

•	Recruitment of experienced commercial bankers and other key employees; and

•	Effective leveraging of capital.

However, the Company may encounter unanticipated obstacles in implementing these strategies, including the continued deterioration of the residential real estate sector in the Company’s market areas. If management is unable to expand the Company’s business, as anticipated, the Company may not be able to maintain profitability, and there can be no assurance that it will be able to sustain historical growth rates.

A component of the Company’s business strategy is to expand into high growth markets by opening new branches or organizing new banks and/or acquiring other financial institutions. Management may not be able to successfully implement this part of the Company’s business strategy, and therefore its market value and profitability may suffer.

Growth through acquisitions of banks represents a component of the Company’s business strategy and has significantly impacted the Company’s results over the last several years. Acquisition activity for the foreseeable future will likely be limited as a result of current credit issues encountered by many financial institutions and the recent decline in the Company’s stock price. Additionally, any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:

•	Difficulty of integrating the operations and personnel of acquired banks and branches;

•	Potential disruption of ongoing banking business;

•	Inability of management to maximize the Company’s financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into product offerings and control systems; and

•	Inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

The Company cannot make assurances that it will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. The inability to improve the operating performance of acquired banks or to integrate their operations successfully could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, the Company could incur substantial expenses, including the expenses of integrating the business of the acquired bank with its existing business.

Management expects that competition for qualified acquisition candidates to be significant. The Company may compete with other banks or financial service companies with similar acquisition strategies, many of which may be larger or have greater financial and other resources. The purchase price of banks that might be attractive acquisition candidates may significantly exceed the fair values of their net assets. As a result, material goodwill and other intangible assets would be required to be recorded. The Company cannot assure you that it will be able to successfully identify and acquire suitable banks on acceptable terms and conditions.

Depending upon the structure of an acquisition and the consideration the Company may utilize, it may not seek your approval as a shareholder. Further, acquisitions may be structured to include cash consideration that may result in the depletion of a substantial portion of the Company’s available cash.

Besides the acquisition of existing financial institutions, the Company may consider the organization of new banks in high growth areas, especially in markets outside of the greater Las Vegas and Phoenix areas. The Company may also consider the opening of new branch offices. Any organization of a new bank or opening of new branches carries with it numerous risks, including the following:

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

The Company’s growth could be hindered unless it is able to recruit additional qualified employees.

Prior to the deterioration of the residential real estate sector during the second half of 2007, the greater Las Vegas and Phoenix metropolitan areas had experienced a period of rapid economic growth over the past several years. These growth periods have placed a premium on highly qualified employees in a number of industries, including the financial services industry. The Company’s business plan includes, and is dependent upon, hiring and retaining highly of qualified and motivated executives and employees at every level. Management expects to experience substantial competition in its endeavor to identify, hire and retain top-quality employees. If the Company is unable to hire and retain qualified employees in the near term, it may be unable to successfully execute it business strategies and/or be unable to successfully manage its growth.

Management believes its current personnel and infrastructure is adequate to support the Company’s current size. However, future success will depend on the ability of the Company’s executives and employees to continue to implement and improve operational, financial and management controls and processes, reporting systems and procedures, and to manage a growing number of client relationships. In this regard, the Company may not be able to successfully implement improvements to its management information and control systems and control procedures and processes in an efficient or timely manner. In particular, controls and procedures must be able to accommodate additional increases in loan volume and the infrastructure that comes with new branches.

Additionally, if the management is unable to locate additional qualified personnel to manage future expansion (consistent with the Company’s strategies) it may experience compliance and operational issues, have to slow the pace of growth or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect on the Company’s business.

The Company’s business would be harmed if it lost the services of any of its key executives.

The Company believes that its success to date and prospects for future success are substantially dependent on the executive management teams of Community Bancorp, Community Bank of Nevada and Community Bank of Arizona. The loss of the services of any of these key executives could have an adverse effect on the Company’s business and in light of the relatively small pool of persons involved in the greater Las Vegas area banking industry, replacing key members of the executive management teams or senior officers with equally competent persons who are also familiar with the Company’s market areas may prove difficult.

There is intense competition in the Company’s market areas and management cannot assure you that it will be able to successfully compete.

Commercial banking in the greater Las Vegas and Phoenix metropolitan areas is a highly competitive business. Increased competition in the Company’s markets may result in a reduction in volume of loans and deposits. The Company competes for loans, deposits and customers primarily with the local offices of major banks and with other community banks in its market as well as credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses, other financial institutions, and out-of-state financial intermediaries, some of which are not subject to the same degree of regulation and restriction and some of which have greater financial resources. Technological advances continue to contribute to greater competition in domestic and international products and services. Ultimately, the Company may not be able to compete successfully against current and future competitors.

The Company’s allowance for loan losses may not be adequate to cover actual losses, particularly given the relatively large individual loan size.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with their loan terms. This risk increases during periods of economic deterioration such as was experienced during the second half of 2007 and continuing into 2008. The underwriting and credit monitoring policies that management has adopted to address this risk may not prevent unexpected losses that could have a material adverse affect on the Company. The Company’s average loan size at December 31, 2007 was approximately $952,000 (excluding credit card, overdraft and purchased participation loans). This relatively large average loan size, while an advantage from a cost generation standpoint, can adversely impact the Company if the larger loans become delinquent, unstable, impaired, uncollectible or inadequately collateralized.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. However, the allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Company’s business. The allowance for loan losses is based on the Company’s prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and other economic factors. The determination of the appropriate level of loan loss allowance is an inherently complex process and is based on numerous assumptions. The amount of actual losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Company’s control and these losses may exceed current estimates. Management cannot assure you that it will not increase the allowance for loan losses further or that regulators will not require the Company to increase this allowance. Either of these occurrences could adversely affect the Company’s business and prospects.

The Company’s future earnings could be negatively impacted if an impairment of goodwill is recognized.

The Company recorded $113.6 million of goodwill from its merger-related activities during 2005 and 2006. Goodwill represents the difference between the fair value of the net assets (tangible and intangible) acquired and the acquisition price. In accordance with SFAS No. 141, goodwill is not amortized but tested for impairment annually. Impairment testing consists of comparing the fair value of reporting units (e.g., segments) with its carrying amount, including goodwill. An impairment loss would be recorded to the extent the carrying value of the goodwill exceeds the fair value of goodwill. If the Company is unable to sustain its growth and expand its profitability, an impairment of goodwill could be recognized which would adversely affect future earnings.

Provisions in the Company’s articles of incorporation and bylaws may limit the ability of another party to acquire the Company.

Various provisions of the Company’s articles of incorporation and by-laws could delay or prevent a third-party from acquiring the Company, even if doing so might be beneficial to our shareholders. These provisions provide for, among other requirements, advance notice for nomination of directors and limitations on the ability of shareholders to call a special meeting of shareholders, which can make minority shareholder representation on the board of directors more difficult to establish.

The Company is subject to interest rate risk.

The Company’s earnings and cash flows are largely dependent upon the Company’s net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including, but not limited to, general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest the Company receives on loans and securities and the amount of interest paid on deposits and borrowings, but such changes could also affect the Company’s ability to originate loans and obtain deposits as well as the fair value of its financial assets and liabilities. If the interest paid on deposits and other borrowings increases at a faster rate than the interest received on loans and other investments, net interest income, and therefore earnings, could be adversely affected. Conversely, earnings could also be adversely affected if the interest received on loans and other investments fall more quickly than the interest paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the results of operations, the Company’s net interest margin has been compressing over the past six quarters. Any substantial, unexpected and/or prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. If short-term interest rates continue to decrease in 2008 as they did in January 2008, the Company may experience further compression of its net interest margin.

The Company cost of funds could increase if wholesale core deposits are unavailable.

The Company has funded a part of its loan growth through the use of wholesale core deposits. These deposits can be called with 30 to 60 days notice and have a floating interest rate indexed to the federal funds rate. If these products are unavailable in the future, management might have to secure alternative funding liabilities under terms and conditions (e.g., rates and duration) that could adversely affect the Company’s earnings.

The Company is subject to extensive government regulation. These regulations could adversely affect the Company’s business, financial condition, results of operations or cash flows.

The Company is subject to extensive regulation by federal and state governmental authorities and subject to various laws, judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact its operations. Management cannot assure you that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could adversely affect the Company’s business, financial condition, results of operations or cash flows.

The Company’s Stock Trades Less Frequently Than Others.

Although the Company’s common stock is listed for trading on the NASDAQ Global Market, the trading volume of our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. The Company’s stock price could fall due to lower trading volume of our common stock, significant sales of our common stock or the expectation of these sales.

The Company’s Stock Price is Affected by a Variety of Factors.

Stock price volatility may impact resale of your common stock when desired or at attractive prices. The Company’s stock price can fluctuate significantly in response to a variety of factors discussed in this section including, among other reasons:

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to the Company;

•	News reports relating to trends, concerns and other issues in the financial services industry;

•	Perceptions in the marketplace regarding the Company and/or its competitors.

• General economic conditions nationally or within the Company’s primary markets.

The Company’s Common Stock Is Not An Insured Deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s headquarters are located at 400 South 4th Street, Suite 215, Las Vegas, Nevada 89101, which it occupies under a ten-year lease agreement, expiring in August 2012. As of December 31, 2007, the Company operated 16 branch facilities, one loan production office and various administrative offices in Nevada and Arizona, of which 7 are owned and 14 are leased, with expiration dates ranging from November 2008 to March 2018. During 2007, the Company purchased two lots in the Phoenix metropolitan area and anticipates completing construction of new branches in 2008. In January 2008, the Company executed a new ten year lease agreement in the Las Vegas, Nevada area for a new branch anticipated to be opened during 2008.

Management believes the properties are adequately covered by insurance and that the existing facilities are adequate for present and anticipated future use.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject. There are no material proceedings known to Management to be contemplated by any governmental authority. The Company is involved in a variety of litigation matters in the ordinary course of its business and anticipates that it will become involved in new litigation matters from time-to-time in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NASDAQ Global Market and traded under the symbol CBON. The following table sets forth the high and low closing prices of the Company’s common stock for the year and during each quarter in 2007 and 2006, as reported by the NASDAQ Global Market.

	Trading Prices
	High	Low

2007
1st quarter	$33.77	$29.44
2nd quarter	$31.62	$27.52
3rd quarter	$28.34	$21.97
4th quarter	$26.66	$16.50
Year ended December 31, 2007	$33.77	$16.50
2006
1st quarter	$33.00	$29.70
2nd quarter	$34.31	$28.87
3rd quarter	$34.27	$30.41
4th quarter	$33.45	$28.88
Year ended December 31, 2006	$34.31	$28.87

Holders

As of February 29, 2008, there were approximately 4,000 stockholders of record. At such date, the Company’s directors and executive officers owned approximately 7.0% of the outstanding shares. There are no other classes of common equity outstanding.

Dividends

The Company’s has not declared a cash dividend since 2002, as it has used its current and retained earnings to support continued growth. Management does not foresee any circumstances in the immediate future in which it would consider paying cash dividends on the Company’s common stock.

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

Additionally, the Company’s junior subordinated debt agreements contain provisions which prohibit the paying of dividends if it defers payment of interest on outstanding trust preferred securities (See “Item I. Business — Supervision and Regulation — Capital Adequacy”) and certain other borrowings contain dividend restrictions.

The holding company is a legal entity separate and distinct from Community Bank of Nevada and Community Bank of Arizona. Since the holding company has no significant assets other than Community

Bank of Nevada and Community Bank of Arizona, it will be dependent upon dividends from Community Bank of Nevada and Community Bank of Arizona for cash with which to pay dividends when, and if, the Company’s dividend policy changes.

Further, federal and state banking regulations place certain restrictions on dividends paid by Community Bank of Nevada or Community Bank of Arizona to Community Bancorp.

In addition, dividends paid by Community Bank of Nevada or Community Bank of Arizona, as the case may be, to Community Bancorp would be prohibited if the effect thereof would cause either subsidiaries’ capital to be reduced below applicable minimum capital requirements. For a discussion of the regulatory limitations on the ability of the banks to pay dividends, see “Item 1. Federal and State Regulation of Community Bank of Nevada and Community Bank of Arizona — Dividends.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to options outstanding and available under the Company’s 2005 Equity Based Compensation Plan, which is its only equity compensation plan:

	Number of		Number of
	Securities to be	Weighted Average	Securities
	Issued Upon	Exercise Price of	Remaining Available
Plan Category	Exercise of Options	Outstanding Options	for Future Issuance
Equity compensation plans approved by security holders	564,745	$26.61	1,451,352
Equity compensation plans not approved by shareholders	—	—	—

Total	564,745	$26.61	1,399,644

Note — securities remaining available for future issuance reset annually at March 24 to 15% of the Company’s outstanding common stock reduced for any restricted shares issued.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Board of Directors at its regular meeting of July 25, 2007, authorized the purchase of up to 5% of the Company’s outstanding shares as of June 30, 2007, or 520,996 shares, over the next twelve months. All shares were, and will be, purchased at current market prices on the date of transaction. During the quarters ended September 30, 2007 and December 31, 2007, the total number of shares repurchased was 42,800 and 273,400, respectively, at a weighted average price of $23.03 and $19.80, respectively. As of December 31, 2007, the Company could repurchase up to an additional 204,796 shares under the July 2007 authorization.

During the third and fourth quarters of 2007, shares repurchase activity was as follows:

			Remaining Shares
		Average	that may be
	Total Number of	Price Paid	Purchased Under the
Period	Shares Purchased	per Share	Authorization

July 2007	—	$—	520,996
August 2007	42,800	23.03	478,196
September 2007	—	—	478,196

Third quarter 2007 total	42,800	23.03	478,196

October 2007	45,800	20.09	432,396
November 2007	227,600	19.74	204,796
December 2007	—	—	204,796

Fourth quarter 2007 total	273,400	19.80	204,796

2007 total	316,200	20.24	204,796

Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on the Company’s common stock during the period of December 10, 2004 through December 31, 2007, rather than five previous years, as the Company became a registered company as of December 10, 2004.

	Period Ended
Index	12/10/04	12/31/04	12/31/05	12/31/06	12/31/07

Community Bancorp	100.00	104.26	107.70	102.86	59.18
Russell 2000	100.00	103.19	107.89	127.70	125.70
SNL Bank Index	100.00	102.72	104.12	121.79	94.64

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected financial information in the table below as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 is derived from the Company’s audited consolidated financial statements. Results for past years are not necessarily indicative of results that may be expected for any future period.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and percentage data)

CONSOLIDATED INCOME STATEMENT DATA
Interest and dividend income	$128,025	$86,489	$46,337	$30,038	$27,143
Interest expense	57,147	33,765	12,511	6,862	7,453

Net interest income	70,878	52,724	33,826	23,176	19,690
Provision for loan losses	3,355	3,509	1,085	922	1,723

Net interest income after provision for loan losses	67,523	49,215	32,741	22,254	17,967
Non-interest income	3,622	2,625	2,275	1,489	1,563
Non-interest expense	39,727	27,620	20,512	15,946	12,020

Income before income taxes	31,418	24,220	14,504	7,797	7,510
Provision for income taxes	11,023	8,581	4,439	2,376	2,295

Net income	$20,395	$15,639	$10,065	$5,421	$5,215

SHARE DATA
Earnings per share — basic	$1.96	$1.95	$1.45	$1.13	$1.13
Earnings per share — diluted	$1.95	$1.92	$1.42	$1.10	$1.10
Dividend payout ratio(1)	N/A	N/A	N/A	5.31%	7.96%
Book value per share	$22.89	$21.07	$14.47	$11.49	$6.96
Shares outstanding at year end	10,269,954	10,388,813	7,374,712	6,747,673	4,629,580
Weighted average shares outstanding — basic	10,358,561	8,036,905	6,964,719	4,798,922	4,620,744
Weighted average shares outstanding — diluted	10,454,330	8,136,968	7,091,311	4,940,977	4,729,021

CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents	$19,404	$46,116	$86,904	$67,254	$36,005
Investments and other securities	103,032	115,747	97,204	86,260	70,093
Gross Loans	1,419,182	1,253,211	663,407	403,270	350,082
Allowance for loan losses	17,098	14,973	8,117	6,133	5,409
Total assets	1,693,521	1,570,379	892,708	573,961	463,431
Deposits	1,230,462	1,176,276	725,088	476,252	403,713
Junior subordinated debt	72,166	87,630	36,083	15,464	15,464
Total stockholders’ equity	235,119	218,871	106,749	77,553	32,201

SELECTED OTHER BALANCE SHEET DATA
Average assets	$1,640,023	$1,117,470	$703,556	$523,766	$436,843
Average earning assets	$1,460,284	$1,023,778	$657,453	$498,578	$416,742
Average stockholders’ equity	$230,551	$135,312	$88,664	$35,910	$29,279

SELECTED FINANCIAL RATIOS
Return on average assets	1.24%	1.40%	1.43%	1.04%	1.19%
Return on average stockholders’ equity	8.85%	11.56%	11.35%	15.10%	17.81%
Net interest margin(2)	4.88%	5.19%	5.21%	4.65%	4.72%
Efficiency ratio(3)	53.32%	49.90%	56.82%	64.65%	56.56%

CAPITAL RATIOS
Average stockholders’ equity to average assets	14.06%	12.11%	12.60%	6.86%	6.70%
Tier 1 leverage capital ratio	12.00%	11.73%	13.09%	16.91%	8.96%
Tier 1 risk-based capital ratio	11.36%	11.80%	14.20%	19.66%	11.18%
Total risk-based capital ratio	12.41%	13.68%	16.29%	20.92%	13.61%

SELECTED ASSET QUALITY RATIOS
Non-performing loans to total gross loans(4)	0.85%	0.05%	0.14%	0.24%	0.66%
Non-performing assets to total gross loans and OREO	0.85%	0.05%	0.14%	0.78%	1.00%
Non-performing assets to total assets(5)	0.71%	0.04%	0.10%	0.55%	0.76%
Allowance for loan losses to total gross loans	1.20%	1.19%	1.22%	1.52%	1.55%
Allowance for loan losses to non-performing loans	141%	2,314%	887%	634%	234%
Allowance for loan losses to non-performing assets	141%	2,314%	887%	194%	154%
Net charge-offs (recoveries) to average loans	0.09%	0.05%	0.01%	0.05%	0.31%

(1)	There were no dividends declared in 2007, 2006, and 2005. The dividend payout ratios for 2004 and 2003 are based on stock dividends.
(2)	Net interest margin represents net interest income on a tax equivalent basis as a percentage of average interest-earning assets.
(3)	Efficiency ratio represents non-interest expenses, excluding provision for loan losses, as a percentage of the aggregate of net interest income and non-interest income.
(4)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.
(5)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes to the consolidated financial statements included in Item 8 of this Report as well as “Item 1A. Risk Factors.”

As of December 31, 2007, the Company operated in two reportable segments: Community Bank of Nevada and Community Bank of Arizona. Community Bancorp is included in the “other” category because it represents an overhead function rather than an operating segment.

Overview

Since Community Bank of Nevada commenced operations in 1995, it has experienced consistent growth in total assets and profitability. Through its 2006 acquisition, the Company expanded operations to the Phoenix metropolitan market area. Growth has been fueled by the significant population and economic growth of the greater Las Vegas, and now by the Phoenix, markets (e.g., areas in which the Company operates). The growth in the greater Las Vegas area has accompanied significant investments in the gaming and tourism industry. The significant population increases in the Las Vegas and Phoenix market areas has resulted in an increase in the acquisition of undeveloped/developed land for residential and commercial development, the construction of residential communities, shopping centers and office buildings, and the development and expansion of the businesses and professions that provide essential goods and services to this expanded population. The Company’s results have been influenced by the following strategies, which were implemented in order to benefit from these market factors:

•	Reduce cost of funds by attracting a higher share of non-interest bearing deposit accounts;

•	Provide competitive CRE loans, construction loans and land acquisition and development loans, and C&I loans to high quality borrowers;

•	Focus and commitment to profitable banking relationships;

•	Encourage business development of profitable customer relationships with a “pay for performance” compensation culture;

•	Maintain disciplined controls over non-interest expense in order to consistently grow on a profitable basis;

•	Maintain strong underwriting standards and credit administration functions as well as increase lending capacity by the growth in capital base; and

•	Add seasoned professionals to the staff with banking expertise, local market knowledge and a network of client relationships.

•	Continue to look for acquisition opportunities to expand the Company’s franchise value.

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPERATING PERFORMANCE

Return to shareholders.  For 2007, the Company’s return on average shareholders’ equity (“ROAE”) was 8.9% compared to 11.6% for 2006. The decrease in ROAE was due in part to the issuance of approximately 3.0 million shares of Community Bancorp common stock, resulting in an increase of $94.7 million in the Company’s equity, as part of the October 2006 acquisition of Valley Bancorp.

Diluted earnings per share were $1.95 for 2007, compared to $1.92 for 2006. The moderate growth in the Company’s diluted earnings per share, compared to the increases in net income during the same years, reflects the issuance of approximately 3.0 million shares in the fourth quarter 2006 as part of the acquisition of Valley Bancorp.

Return on average assets.  Return on average assets (“ROAA”) was 1.2% for 2007 compared to 1.4% in 2006. The relatively stable ROAA from year to year reflects the Company’s increase in average earning assets and elimination of excess liquidity which off-set the impact of the increase in non-interest bearing assets (goodwill and core deposit intangibles), resulting from the Company’s 2006 acquisitions.

Asset quality.  Non-performing loans as of December 31, 2007 were $12.1 million compared to $647,000 at December 31, 2006. As a percentage of total gross loans, non-performing loans increased to 0.85% at December 31, 2007 as compared to 0.05% at December 31, 2006. The increase in non-performing loans from December 31, 2006 is composed of non-accrual commercial and industrial, commercial real estate and construction and land development loans that are well secured with sufficient loan to values. At December 31, 2007 three credit relationships accounted for approximately $9.2 million of the non accrual loans with the balance of the non-accrual loans related to 18 borrowers with loan balances that range from $5,000 to $550,000.

Asset growth.  Total assets increased by 7.8% to $1.7 billion as of December 31, 2007, from $1.6 billion as of December 31, 2006. The increase in total assets was driven primarily by a $162.0 million increase in net loans off set in part by reductions in cash and cash equivalents and securities of $46.9 million from December 31, 2006 to December 31, 2007. Asset growth during 2007 was funded primarily through increases in interest bearing deposits of $88.6 million, borrowings of $53.5 million, and current year income of $20.4 million, offset in part by a reduction in non-interest bearing deposits of $34.3 million.

Operating efficiency.  The Company’s efficiency ratio increased to 53.3% in 2007 compared to 49.9% in 2006. The increase in the efficiency ratio was driven primarily by the 0.31% compression in net interest margin and increases (due to a full year of amortization) of core deposit intangible amortization and costs (e.g., payroll, rent, supplies, etc) associated with opening three new branches and one administrative office.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding its financial results. The most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from year to year. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses.  The allowance for loan losses represents Managements’ best estimate of the probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loan charge-offs, net of recoveries.

Management evaluates the Company’s allowance for loan losses on a quarterly basis. Management believes the allowance for loan losses, or ALLL, is a “critical accounting estimate” because it is based upon the assessment of various quantitative and qualitative factors affecting the collectibility of loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. For a discussion of the allowance and the Company’s methodology, see “Financial Condition — Loans — Allowance for Loan Losses in this section.”

The Company’s ALLL is based on a number of quantitative and qualitative factors, including levels and trends of past due and nonaccrual loans, asset classifications, loan grades, changes in the volume and mix of loans, collateral value, historical loss experiences, peer group loss experiences, size and complexity of individual credits, and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected or anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors noted above.

The Company incorporates statistics provided by the FDIC regarding loss percentages experienced by banks in the western United States, as well as an internal five-year loss history, to establish potential risk based on the type of collateral securing each loan. As an additional comparison, data from local banks within the Company’s peer group is reviewed to determine the nature and scope of their losses to date. These reviews provide an understanding of the geographic and size trends in the local banking community. Finally, each credit graded “Special Mention” and below with a loan balance of $200,000 or higher (e.g., an impaired loan) is individually assessed to determine the appropriate loan loss reserve for a particular credit.

Management periodically reviews the qualitative and quantitative loss factors utilized in its analysis of the specific and general allowance for loan losses in an effort to incorporate the current status of the factors described above.

Although Management believes the level of the allowance as of December 31, 2007 was adequate to absorb probable losses in the loan portfolio, a decline in local, economic or other factors could result in increasing losses that cannot be reasonably predicted at this time.

Available- for-Sale Securities.  Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. The Company believes this to be a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or, if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Management utilizes the services of a reputable third party vendor to assist with the determination of estimated fair values.

Adjustments to the fair value resulting from unrealized gains or losses on available-for-sale securities impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity. If a decline in fair value of any available-for-sale security is deemed other than temporarily impaired, the security is written down to fair market value with a corresponding charge to operating income.

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

Share-Based Compensation.  Effective January 1, 2006 (the “adoption date”), the Company adopted the provisions of the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. The Company adopted SFAS No. 123R using the modified prospective method for options granted. Under this transition method, SFAS No. 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased or cancelled. In addition, the expense recognition provision of SFAS No. 123R applies to options granted prior to the adoption date that were unvested at the adoption date. In determining the fair value of stock options, the Company uses the Black-Scholes option-pricing model that employs the following assumptions:

•	Expected volatility — based on the historical volatility of similar entities’ stock price that have been public for a period of time at least equal to the expected life of the option.

•	Expected term of the option — based on the simple average of the vesting term and the original contract term.

•	Risk-free rate — based upon the rate on a zero coupon U.S. Treasury bill, for periods within the expected term of the option.

•	Dividend yield — based on the assumption that Management does not foresee any circumstances in the immediate future in which cash dividends would be paid on the Company’s common stock.

Segment Reporting.  With the acquisition of Community Bank of Arizona on September 30, 2006, the Company increased its business presence in the greater Phoenix market area. As of December 31, 2007, certain changes were implemented in the management and reporting of certain business units and currently, the Company has two reportable operating segments: Community Bank of Nevada and Community Bank of Arizona.

Trends and Developments Impacting the Company’s Recent and Future Results

Certain trends and developments have occurred that are important in understanding the Company’s recent and future results.

•	Growth in Market Areas. The Company’s organic growth has been fueled primarily by rapid population and economic growth in greater Las Vegas where it conducts a majority of its operations. The economic growth in Las Vegas has paralleled significant investments in the gaming and tourism industries. The population growth resulted in an increase in loans for acquisition of raw land for residential and commercial development, the construction of residential communities, retail centers, office buildings and the expansion of professionals providing services to this increased population. Similarly, expansion into the Phoenix market has contributed to the Company’s growth since September 2006 (see discussion below).

Recently, economic trends in Las Vegas and Phoenix have been influenced by the weakening United States economy. The residential real estate market deteriorated significantly during 2007, which has led to a decrease in the Company’s ability to originate loans in the construction and commercial real estate sectors. Continuing economic weakness in the local economies and on the national level will adversely affect the Company’s profitability and its ability to sustain it historic growth rates.

•	2006 Acquisitions. An integral component of the Company’s growth over the past three years has been the successful completion of three mergers, including the acquisitions of Community Bank of Arizona (formerly Cactus Commerce Bank) and Valley Bancorp in 2006. These mergers have expanded the Company’s balance sheet, increased earnings and expanded operations into greater Phoenix. While acquisitions remain a strategic objective of the Company, acquisition activity for the foreseeable future will likely be limited as a result of current credit issues encountered by many financial institutions and the recent decline in the Company’s stock price. Additionally, attempting to grow through acquisition does present risks, such as finding suitable opportunities at affordable prices, integrating acquired institutions and other items as discussed in “Item 1A. Risk Factors.”

•	Balance Sheet Management. The Company’s earnings are sensitive to changes in interest rates. Between 2005 and 2006, the Company’s net interest margin remained relatively stable as the increased yield on interest earning assets, caused in part from continuing residual impact of increases in market interest rates that occurred in mid-2004 through mid-2006 were offset by higher cost of funding liabilities driven primarily by a change in deposit mix that required the use of more expensive funding sources (e.g., FHLB borrowings and junior subordinated debt versus customer deposits). During the first nine months of 2007 the Company’s net interest margin compressed to 4.95% compared to 5.39% for the same period in 2006 as yields on interest earning assets increased 44 basis points (due primarily to changes in market rates and an increase in the percentage of loans to total interest earning assets) and the cost of interest bearing liabilities increased 87 basis points (due primarily to changes in market rates and an unfavorable change in the mix of funding liabilities). By the end of the third quarter 2007 the Company had repositioned its balance sheet to a liability sensitive position in an effort to prepare for a falling interest rate environment. As short-term rates began dropping in September 2007 the Company should have experienced an increase in net interest margin. However, offsetting the benefit of being liability sensitive was lost interest from increases in non-accrual loans and unfavorable changes in deposit mix. As a result the Company’s net interest margin compressed to 4.71% during the fourth quarter of 2007 as compared to 4.90% during the quarter ended September 30, 2007.

Management uses various modeling strategies to manage the re-pricing characteristics of the Company’s assets and liabilities. These models contain a number of assumptions and cannot take into account all the various factors that influence the sensitivities of the Company’s assets and liabilities. At December 31, 2007, the Company’s balance sheet was liability sensitive, demonstrating that a larger amount of its interest sensitive liabilities will re-price within certain time horizons than will its interest sensitive assets. Being liability sensitive means generally that in times of rising interest rates, a company’s net interest margin will decrease. It also means that generally in times of falling interest rates a company’s net interest margin will be favorably impacted.

While the Company’s balance sheet was liability sensitive based on an interest rate shock analysis, various factors could further compress the Company’s net interest margin in a falling interest rate environment. These factors include, but are not limited to, reversal of interest income on non-accrual loan, changes in deposit mix and waiving of interest rate floors on variable rate loans. Additionally, the Company’s net interest margin is coming under pressure from: (i) competitor pricing strategies for both loans and deposits that the Company may need to respond to in order to retain key customers and (ii) changes in deposit mix as customers move funds from low or non-interest bearing transaction and savings accounts to higher yielding time deposits. If short-term market rates continue to drop in 2008 as they did in January, the Company might experience further compression of its net interest margin. See “Sensitivity of Net Interest Income” for potential impact of 2008 rate reductions by the Federal Open Market Committee and “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

•	Impact of Expansion on Non-Interest Expense. In 2006, in conjunction with the aforementioned acquisitions, the Company increased the number of branches from nine to fifteen, and in 2007 added three branches and closed two branches. These additional properties significantly increased the Company’s occupancy and equipment expense. In addition, the acquisitions contributed to the increase in the Company’s salaries, wages and employee benefits expense. While the management does not anticipate any significant increase in recurring operational costs during 2008, two new branch locations are scheduled to open in late 2008 which will increase operational costs during the third and fourth quarters of 2008.

•	Asset Quality. The Company’s results can be significantly influenced by changes in the credit quality of its borrowers. Non-performing loans totaled $12.1 million or 0.85% of total gross loans at December 31, 2007 and $647,000 or 0.05% of total gross loans at December 31, 2006. This increase is primarily the result of the weakening economies and deterioration of the residential real estate sectors experienced in the Company’s primary market areas during the second half of 2007 and the effect these conditions had on its commercial and industrial, commercial real estate and construction and land development loans. While the economic slowdown has affected the ability of certain borrowers to service their loans within the terms of their loan agreements, the total amount of nonperforming loans is a small percentage of the Company’s gross loans at December 31, 2007. Management does not anticipate any material losses from nonperforming loans in excess of those already reflected in the allowance for loan losses at December 31, 2007 since these loans currently retain sufficient collateral value to liquidate the underlying principal balance. However, January and February of 2008 continued to reflect a deteriorating condition in the residential real estate sectors in the Company’s markets. Any prolonged or further deterioration in the real estate markets with resulting declines in the value of real estate collateral may cause higher levels of nonperforming assets and loan losses in future periods. See “Financial Condition — Loans — Non-Performing Assets.”

RESULTS OF OPERATIONS

The Company’s results of operations depend primarily on net interest income (interest and dividend income less interest expense). Interest and dividend income are the earnings received on interest earning assets, such as loans and investments. Interest expense is the expense incurred on interest bearing liabilities, such as interest bearing deposits and other borrowings. Factors that determine the level of net income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income, non-interest income and non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes service charges and other deposit related fees, and non-interest expense consists primarily of employee compensation and benefits, occupancy, equipment and depreciation expense, and other operating expenses.

Net Interest Income.  Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets, including interest bearing deposits and other borrowings. The volume of loans, investment securities and other interest earning assets, compared to the volume of interest bearing deposits and indebtedness, combined with the spread, produces changes in the net interest income between periods. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities.

The following table sets forth, for the years indicated, the dollar amount of changes in interest earned and interest paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to (i) changes in average daily balances (volume) and (ii) changes in interest rates (rate):

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)			Increase (Decrease)
	due to Change in			due to Change in
	Volume	Rate	Total	Volume(1)	Rate(1)	Total
	(In thousands)

Interest and dividend income:
Loans	$40,714	$756	$41,470	$32,566	$6,008	$38,574
Investments securities	631	414	1,045	238	611	849
Federal funds sold	(1,069)	90	(979)	(187)	916	729

Total interest income	40,276	1,260	41,536	32,617	7,535	40,152

Interest expense:
Interest bearing demand	670	118	788	334	447	781
Money market	6,952	1,707	8,659	2,879	5,273	8,152
Savings	570	(41)	529	182	371	553
Time	6,900	2,193	9,093	4,857	2,270	7,127
Borrowings	1,786	237	2,023	2,344	139	2,483
Junior subordinated debt	2,311	(21)	2,290	2,066	92	2,158

Total interest expense	19,189	4,193	23,382	12,662	8,592	21,254

Net interest income	$21,087	$(2,933)	$18,154	$19,955	$(1,057)	$18,898

(1)	Certain volumes and rates have been reclassified to conform with current presentation.

The following table presents condensed consolidated average balance sheet information, together with interest income and yields earned on average interest earning assets, as well as interest expense and rates paid on average interest bearing liabilities. Average balances are derived from daily balances, and nonaccrual loans are included as interest earning assets for purposes of this table.

	Consolidated Average Balances
	For The Year Ended December 31,
	2007			2006			2005
		Interest	Annualized		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance(7)	Expense(7)	Rate/Yield	Balance(7)	Expense(7)	Rate/Yield
	(In thousands, except percentage data)

Assets:
Interest earning assets:
Loans(1)(2)	$1,318,995	$121,017	9.17%	$875,166	$79,547	9.09%	$507,487	$40,973	8.07%
Investment securities(3)(4)	112,526	5,520	5.29%	99,243	4,475	4.96%	93,359	3,626	4.37%
Federal funds sold	28,763	1,488	5.17%	49,369	2,467	5.00%	56,607	1,738	3.07%

Total interest earning assets(3)	1,460,284	128,025	8.80%	1,023,778	86,489	8.49%	657,453	46,337	7.12%

Non-interest earning assets:
Cash and due from banks	22,280			21,086			18,327
Goodwill and intangibles	123,107			44,260			7,778
Other assets	34,352			28,346			19,998

Total assets	$1,640,023			$1,117,470			$703,556

Liabilities and stockholders’ equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand	$70,043	1,884	2.69%	$44,799	1,096	2.45%	$25,678	315	1.23%
Money market	506,669	22,988	4.54%	350,386	14,329	4.09%	254,793	6,177	2.42%
Savings	40,436	1,118	2.76%	19,649	589	3.00%	6,361	36	0.57%
Time	406,858	20,405	5.02%	264,223	11,312	4.28%	138,931	4,185	3.01%

Total interest bearing deposits	1,024,006	46,395	4.53%	679,057	27,326	4.02%	425,763	10,713	2.52%
Borrowings	95,146	4,911	5.16%	60,266	2,888	4.79%	10,757	405	3.76%
Junior subordinated debt	83,520		5,841	6.99%	50,488	3,551	7.03%	21,108	1,393

Total interest bearing liabilities	1,202,672	57,147	4.75%	789,811	33,765	4.28%	457,628	12,511	2.73%

Non-interest bearing liabilities:
Demand deposits	196,225			184,726			152,912
Other liabilities	10,575			7,621			4,352

Total liabilities	1,409,472			982,158			614,892
Stockholders’ equity	230,551			135,312			88,664

Total liabilities and stockholders’ equity	$1,640,023			$1,117,470			$703,556

Net interest income		$70,878			$52,724			$33,826

Net interest spread(3)(5)			4.05%			4.21%			4.39%

Net interest margin(3)(6)			4.88%			5.19%			5.21%

(1)	Includes average non-accrual loans of $4.1 million $928,000 and $888,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Net loan fees of $8.2 million and $5.1 million are included in interest income for the years ended December 31, 2007 and 2006, respectively.

(3)	Yields on securities, total interest-earning assets, net interest spread and net interest margin have been adjusted to a tax-equivalent basis.

(4)	Includes securities available for sale, securities held to maturity, interest bearing deposits in other banks and required equity investments.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income, on a tax equivalent basis, by total average earning-assets.

(7)	Certain average balances and income in prior years have been reclassified to conform with current presentation.

2007 versus 2006

As a result of 2007 growth and the impact of the 2006 acquisitions, interest income, interest expense and net interest income for the year ended December 31, 2007 increased substantially from the year ended December 31, 2006. The 2006 acquisition of Community Bank of Arizona (September 2006) and Valley Bancorp (October 2006) resulted in the addition of $367.6 million of gross loans (at acquisition) and a corresponding increase in deposits of $376.0 million (at acquisition).

For the year ended December 31, 2007, interest and dividend income increased to $128.0 million compared to $86.5 million in 2006. The primary driver of the increase was the increase in average loans outstanding due to both organic and merger-related loan growth. Also impacting interest income were loan yields for 2007 which increased to 9.17% compared to 9.09% in 2006. The increase in the loan yields in 2007 as compared to 2006 was due primarily to the slightly higher average prime rate of 8.05% in 2007 compared to 7.96% in 2006. The Company’s loan portfolio is comprised of approximately 70.0% rate sensitive loans tied to recognized indexes (e.g., Prime and LIBOR). Loan yields also improved slightly during 2007 due to higher loan fees charged on construction and land development loans which are amortized over the life of the loan.

Interest expense in 2007 increased to $57.1 million compared to $33.8 million in 2006. The increase was primarily due to the growth in average interest-bearing liabilities due to both organic and merger-related growth. Impacting the increase in average interest bearing liabilities (in addition to the mergers noted above) was the issuance of $51.5 million in trust preferred debt in the third quarter of 2006. For 2007 the average cost of interest bearing liabilities increased to 4.75% compared to 4.28% during 2006 reflecting continued competitive pricing pressures on deposits, changes in market rates and usage of other instruments (e.g., trust preferred debt, wholesale deposits and other borrowings) to fund the Company’s growth.

The Company’s net interest margin during 2007 decreased to 4.88% compared to 5.19% in 2006. The decrease in net interest margin was primarily attributable to continued upward pressure and availability of deposits and other funding liabilities during 2007 in a fairly stable prime rate environment.

Net interest income before provision for loan losses increased 34.4% compared to 2006, as interest earned on higher loan volumes and increased yields outweighed the effect of increased funding liabilities and higher cost of funds. Impacting net interest income for 2007 was the addition of gross loans and deposits from the 2006 acquisitions as well as the issuance of trust preferred debt in 2006.

2006 versus 2005

For the year ended December 31, 2006, interest and dividend income increased to $86.5 million compared to $46.3 million in 2005. The primary cause of the increase was the increase in average loans due to both organic and merger related loan growth. Also impacting interest and dividend income was loan yields in 2006 increased to 9.09% from 8.03% in 2005. The 106 basis point increase in loan yields during 2006 was primarily due to an increase in the average prime rate to 7.96% in 2006 as compared to 6.19% in 2005. As noted above, the Company’s loan portfolio is comprised of approximately 70% of rate sensitive loans tied to recognized indexes.

Interest expense for the year ended December 31, 2006 increased to $33.8 million compared to $12.5 million in 2005. The primary cause for the increase was the increase in average interest-bearing liabilities, which included (in addition to the interest-bearing liabilities acquired in the mergers noted above), the addition of $51.5 million in trust preferred debt during the third quarter of 2006. For 2006 the average cost of interest-bearing liabilities increased to 4.28% compared to 2.73% during 2005 reflecting changes in markets rates and usage of higher cost liabilities (trust preferred debt, wholesale deposits and other borrowings) to fund, in part, the Company’s growth.

For the year ended December 31, 2006, the Company’s net interest margin decreased to 5.19%, compared to 5.21% for the year ended December 31, 2005. The Company’s net interest income before provision for loan losses increased to $52.7 million compared to $33.8 million in 2005. The increase in the net interest income before provision for loan losses was the result of the increased earning capacity of the Company as average earning assets increased $366.3 million during 2006.

Provision for Loan Losses.  The Company has established an allowance for loan losses through charges to earnings that are reflected in the Consolidated Statements of Income as “provision for loan losses.” Specifically, the provision for loan losses represents the amount charged against current year earnings to achieve an allowance for loan losses that, in management’s judgment, is adequate to address the risks in the Company’s loan portfolio and inherent losses.

2007 versus 2006

The Company recorded a provision for loan losses of $3.4 million in 2007 compared to $3.5 million for 2006. The allowance for loan losses was $17.1 million, or 1.20% of total gross loans, as of December 31, 2007 compared to $15.0 million, or 1.19% of total gross loans, at December 31, 2006. The relatively stable provision for loan losses, year over year, resulted from a lower provision for originated loans as historic loan growth decreased in 2007, combined with a $761,000 increase in net charge offs in 2007 as compared to 2006 (net charge offs were $1.2 million, 9 basis points of average loans, and $469,000, 5 basis points of average loans, for the years ended December 31, 2007 and 2006, respectively).

2006 versus 2005

The provision for loan losses for the year ended December 31, 2006 was $3.5 million compared to $1.1 million in the year ended December 31, 2005. The allowance for loan losses was $15.0 million, or 1.19% of gross loans, as of December 31, 2006 compared to $8.1 million, or 1.22% of total gross loans, as of December 31, 2005. The increase in the provision for loan losses in 2006 (compared to 2005) was due primarily to organic loan growth during 2006.

Non-Interest Income.  The following table presents, for the years indicated, the major categories of non-interest income:

	Year Ended
	December 31,
	2007		2006		2005
		Increase		Increase
	Amount	(Decrease)	Amount	(Decrease)	Amount
	(In thousands)

Service charges and other income	$2,518	$605	$1,913	$226	$1,687
Income from bank owned life insurance	451	78	373	(131)	504
Net swap settlements	182	31	151	151	—
Rental income	175	30	145	145	—
Gain on sale of securities	4	2	2	2	—
Net gain on sales of loans	292	251	41	(43)	84

Total non-interest income	$3,622	$997	$2,625	$350	$2,275

2007 versus 2006

Non-interest income increased 38.0%, or $997,000, to $3.6 million for 2007 compared to $2.6 million for 2006. While the Company continued to experience growth throughout 2007, the increase in non-interest income was due primarily to the acquisition of Community Bank of Arizona (September 2006) and Valley Bancorp (October 2006) (e.g., acquisition of additional customer accounts from which customer service fees are earned) and the increase in gain on sale of loans that included a gain of approximately $285,000 related to the sale of substantially all of the Company’s credit card portfolio during the second quarter of 2007.

2006 versus 2005

Non-interest income for the year ended December 31, 2006 increased to $2.6 million compared to $2.3 million for the year ended December 31, 2005, primarily due to increases in the Company’s branch network accomplished with the 2006 acquisitions, resulting in higher service charges and rental income, an increase in net swaps settlements (resulting from two interest rate swaps entered into in 2006), off set in part by a decrease in the income from bank owned life insurance.

Non-Interest Expense.  Non-interest expenses are costs, other than interest expense and the provision for loan losses, associated with providing banking and financial services to customers and conducting the Company’s operations. The following table presents, for the years indicated, the major categories of non-interest expense:

	Year Ended
	December 31,
	2007		2006		2005
		Increase		Increase
	Amount	(Decrease)	Amount	(Decrease)	Amount
	(In thousands)

Salaries, wages and employee benefits	$22,328	$7,300	$15,028	$2,376	$12,652
Occupancy, equipment and depreciation	5,123	1,550	3,573	1,400	2,173
Professional fees	1,713	372	1,341	(74)	1,415
Advertising and public relations	1,830	658	1,172	263	909
Data processing	1,088	157	931	201	730
Core deposit intangible amortization	1,340	456	884	630	254
Directors fees	522	(259)	781	497	284
Stationery and supplies	733	248	485	108	377
Insurance	699	299	400	115	285
Telephone and postage	809	419	390	161	229
Software maintenance	457	205	252	150	102
Loan related	327	112	215	44	171
Loss on interest rate swap	380	380	—	—	—
Foreclosed assets, net	—	—	—	234	(234)
Other operating expenses	2,378	210	2,168	1,003	1,165

Total non-interest income	$39,727	$12,107	$27,620	$7,108	$20,512

2007 versus 2006

Non-interest expense increased 43.8%, or $12.1 million, to $39.7 million for the year ended December 31, 2007 compared to $27.6 million for the year ended December 31, 2006. This increase resulted primarily from the acquisition of Community Bank of Arizona (September 2006) and Valley Bancorp (October 2006) and the opening of three branches in 2007.

As a result of the acquisitions of Community Bank of Arizona and Valley Bancorp, the Company increased its branch network by six (one branch was converted to an administrative facility subsequent to the merger) and added approximately eighty full-time employees. In addition to this expansion through acquisition, the Company added three new branches, closed two branches and added one administrative office during the year ended December 31, 2007. The expansion of facilities, human resources (full time equivalent employees increased to 285 at December 31, 2007 from 235 at December 31, 2006) and a full year of core deposit intangible amortization were the primary drivers of the Company’s increased non-interest expense for 2007 as compared to 2006.

For the year ended December 31, 2007, directors’ fees decreased $259,000 as compared to the year ended December 31, 2006, primarily due to the cost of issuing non-qualified stock options to directors, with immediate vesting, during the second quarter of 2006. In accordance with SFAS No. 123R the Company recognized an expense for the fair value of the options on the grant date since the options vested immediately. No such options were granted during the year ended December 31, 2007.

For the year ended December 31, 2007, the Company recognized a mark-to-market loss of $380,000 associated with interest rate swaps entered into during 2006. Since the Company did not use hedge accounting for these swaps, any fair value adjustment is included in non-interest expense. For the year ended December 31, 2006 the mark-to-market adjustment of the swaps was immaterial.

2006 versus 2005

For the year ended December 31, 2006, non-interest expense increased 34.7%, or $7.1 million, to $27.6 million compared to $20.5 million for 2005. The increase was primarily attributable to the two 2006 mergers which impacted every aspect of non-interest expense with notable effects on salaries, wages and employee benefits, occupancy, equipment and depreciation and core deposit intangible amortization. Salaries, wages and employee benefits for 2006 were also affected by the strategic decision to add key personnel to manage the Company’s growth and the additional cost (approximately $1.1 million) associated with the implementation of SFAS No. 123R.

For the year ended December 31, 2006 directors’ fees increased to $781,000 as compared to $284,000 for 2005 primarily due to the issuance of non-qualified stock options to the directors, with immediate vesting, during the second quarter of 2006. The costs associated with these options were expensed during 2006 in accordance with SFAS No. 123R while the options issued to the directors during 2005 required only proforma disclosure.

Provision for Income Taxes.  Income tax expense is the sum of two components, current income tax expense and deferred income tax expense. Current income tax expense is the result of applying the current tax rate to taxable income. Deferred income tax expense reflects the income on which taxes are paid versus financial statement pre-tax income, as some items of income and expense are recognized differently for income tax purposes than for the financial statements.

For the years ended December 31, 2007, 2006 and 2005, the provision for income taxes was $11.0 million, $8.6 million and $4.4 million, respectively, representing effective tax rates of 35.1%, 35.4% and 30.6%, respectively. The primary reason for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes (state taxes were first incurred in 2006 as a result of the Company’s expansion) and reductions related to tax-advantaged investments in municipal obligations and bank owned life insurance.

Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company had a net deferred tax asset of $1.5 million as of December 31, 2007 and $875,000 as of December 31, 2006. The change in deferred income taxes was primarily attributable to the tax effect of the change in the allowance for loan losses, the fair market value change in available-for-sale securities and purchase adjustments of goodwill (including income taxes receivable associated with the Valley Bancorp acquisition).

FINANCIAL CONDITION

Loans

Gross loans increased by $166.0 million, or 13.2%, to $1.4 billion as of December 31, 2007 from $1.3 billion as of December 31, 2006. The majority of the Company’s year-over-year loan growth was in construction and land development loans, with an increase of 15.0% to $789.2 million from $686.3 million. In addition, commercial real estate loans grew 6.7% to $370.5 million from $347.1 million at December 31, 2006.

The following table shows the amounts of loans outstanding at the end of each of the years indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Commercial and industrial	$210,614	$177,583	$126,157	$59,820	$62,476
Real estate:
Commercial(1)	370,464	347,072	187,236	148,411	122,396
Residential(2)	43,212	35,150	30,148	24,097	26,987
Construction and land development(3)(4)	789,185	686,267	316,221	167,154	133,875
Consumer and other	5,707	7,139	3,645	3,788	4,348

Total gross loans	1,419,182	1,253,211	663,407	403,270	350,082
Less:
Allowance for Losses	17,098	14,973	8,117	6,133	5,409
Net unearned loan fees and discounts	5,194	3,397	3,716	2,126	1,454

Total net loans	$1,396,890	$1,234,841	$651,574	$395,011	$343,219

(1)	Owner-occupied commercial real estate loans were approximately 50.5% and 48.1% of the Company’s commercial real estate loan portfolio as of December 31, 2007 and 2006, respectively.

(2)	Includes farmland loans and loans for custom homes to high net worth customers and home equity lines of credit.

(3)	Includes loans for undeveloped land of approximately $178.3 million and $223.1 million as December 31, 2007 and 2006, respectively.

(4)	Includes loans for property zoned for 1-4 family residential real estate, which amounted to $226.7 million and $187.9 million as of December 31, 2007 and 2006, respectively.

The following tables show the maturity distribution of loans outstanding as of December 31, 2007. Lines of credit or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. In addition, an analysis with respect to fixed interest rate loans and floating interest rate loans is presented for loans with maturities over one year:

	December 31, 2007
					Rate Structure
					for Loans Maturing
	Maturity				Over One Year
	One Year	One Through	Over		Floating	Fixed
	or Less	Five Years	Five Years	Total	Rate	Rate
	(In thousands)

Commercial and industrial	$156,850	$40,479	$13,285	$210,614	$21,437	$32,327
Real estate:
Commercial	53,965	135,995	180,504	370,464	99,648	216,851
Residential	12,096	21,278	9,838	43,212	26,343	4,773
Construction and land development	680,054	107,137	1,994	789,185	94,784	14,347
Consumer and other	2,413	1,300	1,994	5,707	40	3,254

Total	$905,378	$306,189	$207,615	$1,419,182	$242,252	$271,552

The Company’s loan portfolio has a concentration of loans in real estate loans (commercial, residential and construction and land development) and includes significant credit exposure to the construction industry. As of December 31, 2007 and 2006 the Company’s real estate loans represented 84.8%, and 85.7%, respectively of total gross loans. The largest increase in the Company’s loan portfolio was real estate — construction and land development which increased to $789.2 million, or 15.0%, at December 31, 2007 as compared to $686.3 million at December 31,2006. While management believes it has applied stringent underwriting conditions on real estate — construction loans and that these loans do not contain any unusual credit risks, the real estate sectors in the Company’s primary markets deteriorated rapidly during 2007. Further deterioration of the residential real estate sector in the Company’s primary markets could adversely impact collectability of real estate loans and consequently have an adverse effect on profitability.

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

The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured and other real estate owned (refer to as OREO):

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Non-accrual loans, not restructured	$12,076	$647	$912	$966	$1,596
Accruing loans past due 90 days or more	20	—	3	2	—
Restructured loans	—	—	—	—	719

Total non-performing loans (“NPLs”)	12,096	647	915	968	2,315
OREO	—	—	—	2,191	1,192

Total non-performing assets (“NPAs”)	$12,096	$647	$915	$3,159	$3,507

Selected ratios
NPLs to total gross loans	0.85%	0.05%	0.14%	0.24%	0.66%
NPAs to total gross loans and OREO	0.85%	0.05%	0.14%	0.78%	1.00%
NPAs to total assets	0.71%	0.04%	0.10%	0.55%	0.76%

The composite of non-accrual loans as of December 31, 2007 and 2006 was as follows:

	December 31, 2007			December 31, 2006
	Non-Accrual		Percent of	Non-Accrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(In thousands, except percentage data)

Commercial and industrial	$2,042	16.9%	0.15%	$595	92.0%	0.05%
Real Estate:
Commercial	4,291	35.5%	0.30%	—	0.0%	0.00%
Residential	—	0.0%	0.00%	52	8.0%	0.00%
Construction and land development	5,738	47.6%	0.40%	—	0.0%	0.00%
Consumer and Other	5	0.0%	0.00%	—	0.0%	0.00%

Total	$12,076	100.0%	0.85%	$647	100.0%	0.05%

2007 versus 2006

Non-performing loans as of December 31, 2007 were $12.1 million compared to $647,000 at December 31, 2006. As a percentage of total gross loans, non-performing loans increased to 0.85% at December 31, 2007 as compared to 0.05% at December 31, 2006. The increase in non-performing loans from December 31, 2006 is composed of non-accrual commercial and industrial, commercial real estate and construction and land development loans that are well secured with sufficient loan to values. At December 31, 2007 three credit relationships accounted for approximately $9.2 million of the non accrual loans with the balance of the non-accrual loans related to 18 borrowers with loan balances that range from $5,000 to $550,000.

The increase in nonperforming loans at December 31, 2007, as compared to December 31, 2006, was primarily the result of the weakening economies and rapid deterioration of the residential real estate sectors experienced in the Company’s primary market areas during the second half of 2007 and the effect these conditions had on its commercial and industrial, commercial real estate and construction and land development loans. While the economic slowdown has affected the ability of certain borrowers to service their loans within the terms of their loan agreements, the total amount of nonperforming loans is a small percentage of the Company’s gross loans at December 31, 2007, and management does not anticipate any material losses in excess of those already provided for in the valuation allowance for impaired loans as the majority of these loans retain sufficient collateral to liquidate the underlying principal balance. However, any prolonged or further deterioration in the real estate market may cause higher levels of nonperforming assets in future periods. None of the Company’s nonperforming assets were residential real estate or sub-prime loans.

2006 versus 2005

Nonperforming loans totaled $647,000 at December 31, 2006, a decrease of $268,000, compared to $915,000 as of December 31, 2005. Nonperforming loans as a percentage of gross loans decreased to 0.05% at December 31, 2006 as compared to 0.14% at December 31, 2005. At December 31, 2006, nonperforming loans consisted of loans to eleven borrowers.

The relatively stable level of nonperforming loans from December 31, 2005 to December 31, 2006, was primarily the result of the continued prosperity of the southern Nevada economy and the appreciation of real estate values which benefited the large CRE portfolio.

OREO Properties.  The Company had no OREO properties at December 31, 2007.

Impaired Loans.  Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of “impaired loans” is not coextensive with the category of “nonaccrual loans,” although the two categories overlap. All loans on nonaccrual, regardless of size, are considered impaired as are any troubled debt restructurings wherein the Company has agreed to modify the loan terms by accepting below market terms, either by granting interest rate concessions or by deferring principal and/or interest payments. In addition to nonaccrual loans and troubled debt restructuring loans, the Company’s review for impaired loans includes:

•	All loans that are both (1) Grades 6-8, and (2) over $200,000 for Community Bank of Nevada and over $100,000 for Community Bank of Arizona; and

•	Any other loans management does not expect to receive contractual interest and/or principal by the contractual due date.

In determining whether or not the above loans are impaired, the Company applies its normal loan review procedures on a case-by-case basis, taking into consideration the circumstances surrounding the loan and borrower, including changes in the borrowers financial condition, the reasons for any delayed payments and/or the length of the delay, the borrower’s prior payment record and the amount of the any shortfall in relation to the principal and interest owed.

Measurement of the specific allowance (e.g., impairment) is on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent, the fair value of the collateral less estimated selling costs.

2007 versus 2006

As of December 31, 2007, impaired loans totaled $29.8 million as compared to $6.1 million at December 31, 2006. Impaired loans at December 31, 2007 (excluding nonperforming loans discussed above) increased to $17.7 million as compared to $5.4 million at December 31, 2006. The composition of the $17.7 million includes: 1) one credit relationship (composed of six loans) in the amount of $5.9 million where the underlying real estate securing the loans has remaining equity of approximately $7.0 million, 2) one credit relationship (composed of two loans) in the amount of $5.0 million where the loan to value to the underlying real estate securing the loans is approximately 68%, 3) one loan in the amount of $1.7 million that was paid off in January 2008 and 4) one loan in the amount of $1.1 million that is currently performing.

The increase in impaired loans (excluding nonperforming loans) at December 31, 2007, as compared to December 31, 2006, was primarily the result the weakening economies and rapid deterioration of the residential real estate sectors in the Company’s primary market areas during the second half of 2007 and the effect these conditions had on its loan portfolio, that has caused management, after a critical review of the loans involved and business fundamentals of the borrowers, to believe that the Company probably will not be paid in accordance with the terms of the original loan.

2006 versus 2005

As of December 31, 2006, impaired loans totaled $6.1 million as compared to $2.1 million at December 31, 2005. Impaired loans at December 31, 2006 (excluding nonperforming loans discussed above) increased to $5.4 as compared to $1.2 million at December 31, 2005. The composition of the December 31, 2006 balance includes three loans totaling $3.8 million. The relatively minor change in these impaired loans reflected the continued prosperity of the southern Nevada economy during 2006.

Allowance for Loan Losses

The Company maintains an allowance for loan losses, or ALLL, based on a comprehensive methodology that assesses the probable losses inherent in the loan portfolio. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected or anticipated loss is measurable. General valuation allowances are based on portfolio segmentation using reserve information based on historical data, portfolio concentrations and evaluation of various quantitative and qualitative factors. For a discussion of the Company’s policy related to the ALLL, see “Critical Accounting Policies — Allowance for Loan Losses” in this section.

Specific Allocations.  All loans deemed impaired are reviewed by management in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including an analysis of the discounted cash flows (or collateral value or observable market price) of the impaired loan as compared to the carrying value of the loan. Any deficiency outlined by the real estate collateral evaluation liquidation analysis or cash flow shortfall results in an impairment of the loan which is accounted for through a specific allocation reserve calculation for the loan.

General Allowances.  Management performs a portfolio segmentation ALLL analysis based on loan type and risk grading. Credits are rated into eight different categories (Grades 1-8), with a percentage of the portfolio, based on grade, allocated to the allowance pursuant to SFAS No. 5, Accounting for Contingencies. The loss factors for each risk grade are determined by management based on its overall assessment of credit quality, taking into account various quantitative and qualitative factors such as: trends of past due and nonaccrual loans, asset classifications, loan grades, collateral value, historical loss experience and economic conditions. The first four grades are considered satisfactory. The other four grades range from a “Watch/Pass” category to a “Doubtful” category.

The following table sets forth the activity in the Company’s allowance for loan losses for the years indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Allowance for Loan Losses:
Balance at beginning of period	$14,973	$8,117	$6,133	$5,409	$4,688

Charge-offs:
Commercial and industrial	1,125	656	180	367	617
Real Estate:
Commercial	—	—	—	—	3
Residential	228	—	—	—	177
Construction and land development	—	—	—	1	180
Consumer and other	199	5	40	15	59
Other	—	—	—	—	—

Total charge-offs	1,552	661	220	383	1,036

Recoveries
Commercial and industrial	294	180	186	121	6
Real Estate:
Commercial	—	—	—	—	—
Residential	26	—	—	63	26
Construction and land development	1	—	—	1	—
Consumer and other	1	12	—	—	2

Total recoveries	322	192	186	185	34

Net loans charge-offs (recoveries)	1,230	469	34	198	1,002

Provision for loan losses	3,355	3,509	1,085	922	1,723

Allowance resulting from acquisitions	—	3,816	933	—	—

Balance at end of period	$17,098	$14,973	$8,117	$6,133	$5,409

Total gross loans	$1,419,182	$1,253,211	$663,407	$403,270	$350,082
Average gross loans (net of deferred fees)	1,318,995	875,166	507,487	360,767	319,597
Non-performing loans	12,096	647	915	968	2,315
Selected ratios:
Net charge-offs (recoveries) to average loans	0.09%	0.05%	0.01%	0.05%	0.31%
Provision for loan losses to average loans	0.25%	0.40%	0.21%	0.25%	0.54%
Allowance for loan losses to gross loans outstanding at end of period	1.20%	1.19%	1.22%	1.52%	1.55%
Allowance for loan losses to total nonperforming loans	141%	2,314%	887%	634%	234%

For commercial banks, generally the “Commercial and Industrial Loans Not Secured by Real Estate” category represents the highest risk category. This category has been the largest historical source of losses for the Company. As a result, a significant allocation is made to this category. The commercial and industrial loan portfolio, which comprises approximately 14.8% of gross loans as of December 31, 2007, is further segmented into subcategories in order to determine the allowance for loan losses. Categories with historically high losses and risk characteristics, such as certain SBA, UCC-secured loans and unsecured loans are provided a higher loss factor. Other categories, such as stock-and-bond secured or assignment of cash collateral loans are provided a nominal loss factor based upon a history of minimal losses. While the majority of the Company’s historical loan charge-offs have occurred in the commercial portfolio, Management believes that the allowance allocation is adequate when considering the current composition of the categories of the commercial loans and related loss factors that are utilized.

The Company’s CRE loans are a mixture of new and seasoned properties, retail, office, warehouse, and some special purpose loans. Loans on properties are generally underwritten at a loan-to-value ratio of less than 75% with a minimum debt coverage ratio of 1.25. The Company’s grading system allows its loan portfolio, including real estate, to be ranked across four “pass” risk grades. Generally, the real estate loan portfolio is rated as a Grade 4, “Acceptable Risk.” The risk rated reserve factor increases with each grade increase, and the general real estate portfolio grade of “4” is more reflective of the various risks inherent in the real estate portfolio, such as large size and complexity of individual credits, and overall concentration of credit risk. Accordingly, a greater allowance allocation is provided on CRE loans.

The Company’s construction portfolio reflects some borrower concentration risk, and also carries the enhanced risks generally encountered with construction loans. Commercial construction activity, especially in the greater Las Vegas area, is currently weakening as the deteriorating residential real estate market has impacted the overall local economy. With any unanticipated problems, a project can be delayed for an extended period, as unscheduled work can be difficult to accomplish. For these reasons, a higher allocation is justified in this loan category.

The Company has been engaged in an ongoing and active initiative to ensure it is compliant with both the spirit and letter of the CRE guidelines promulgated by the regulatory agencies. The framework for such evolution is multi-faceted and robust in scope, and Management believes its systems and methodologies subscribe to the precepts of the guidelines at all levels. The Company’s practices include active and ongoing senior management involvement, including oversight by the Board of Directors.

The following table indicates management’s allocation of the allowance and the percent of loans in each category to total gross loans as of each of the following dates:

	Year Ended December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category
	of the	to Total	of the	to Total	of the	to Total	of the	to Total	of the	to Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(In thousands, except percentage data)

Commercial and industrial	$12,414	14.80%	$10,930	14.20%	$5,650	19.10%	$4,409	14.80%	$3,772	17.80%
Real estate:
Commercial	2,334	26.10%	1,797	27.70%	1,389	28.20%	893	36.90%	858	35.00%
Residential	681	3.00%	749	2.80%	225	4.50%	238	6.00%	228	7.70%
Construction and land development	1,134	55.70%	898	54.80%	415	47.70%	237	41.40%	228	38.20%
Consumer and other	535	0.40%	599	0.50%	438	0.50%	356	0.90%	323	1.30%

Total	$17,098	100.00%	$14,973	100.00%	$8,117	100.00%	$6,133	100.00%	$5,409	100.00%

Investments

As of December 31, 2007, investment securities totaled $89.0 million, or 5.3% of total assets, compared to $109.2 million, or 7.0% of total assets, as of December 31, 2006. The decrease in the investment portfolio was due primarily to scheduled maturities. The proceeds from these maturities were used in part to fund the Company’s loan growth and reduce funding liabilities.

Available-for-sale securities totaled $88.2 million as of December 31, 2007, as compared to $107.8 million at December 31, 2006. Available-for-sale securities as a percentage of total assets decreased to 5.2% as of December 31, 2007 compared to 6.9% at December 31, 2006. Securities held-to-maturity decreased to $801,000 at December 31, 2007 from $1.3 million at December 31, 2006. For the year ended December 31, 2007, the tax equivalent yield on the average investment portfolio was 5.29%, representing an increase of 33 basis points compared to 4.96% for the year ended December 31, 2006.

The amortized cost and fair value of the Company’s portfolio of investment securities at December 31, 2007, 2006, and 2005 was as follows:

	December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

U.S. Government-sponsored agencies	$26,537	$26,811	$37,963	$37,957	$26,504	$26,226
Municipal bonds	21,396	21,643	22,382	22,519	22,908	23,188
SBA loan pools	656	653	815	814	1,121	1,112
Other debt securities	—	—	—	—	500	504
Mortgage-backed securities	40,300	39,897	47,727	46,689	44,727	43,348
Mutual funds	30	30	1,204	1,204	—	—

Total investment securities	$88,919	$89,034	$110,091	$109,183	$95,760	$94,378

The following tables show the maturities of investment securities at December 31, 2007, and the weighted average yields of such securities, excluding the benefit of tax-exempt securities:

	Year Ended December 31, 2007
			After One Year		After Five Years
			But Within		But Within		Ten Years
	Within One Year		Five Years		Ten Years		After
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands)

U.S. Government-sponsored agencies	$13,051	4.80%	$13,760	5.19%	$—	0.00%	$—	0.00%
Municipal bonds	371	4.25%	13,145	3.65%	8,112	4.17%	—	0.00%
SBA loan pools	6	5.45%	—	0.00%	547	5.45%	99	4.99%
Mortgage-backed securities	791	4.41%	3,573	4.56%	18,895	4.29%	16,638	4.91%
Mutual funds	30	2.98%	—	0.00%	—	0.00%	—	0.00%

Total investment securities	$14,249	4.77%	$30,478	4.46%	$27,554	4.28%	$16,737	4.91%

Deposits

Total deposits were $1.2 billion at December 31, 2007 and December 31, 2006. The year-over-year increase in total deposits is attributed primarily to the Company’s participation in certain wholesale funding programs. At December 31, 2007 interest bearing wholesale core deposits totaled $280.0 million and brokered certificates of deposit totaled $40.0 million as compared to $90.5 million and $80.6 million, respectively, at December 31, 2006. Non-interest bearing demand deposits decreased to $170.7 million, or 13.9% of total deposits, at December 31, 2007, from $205.1 million, or 17.4% of total deposits, at December 31, 2006. Interest bearing deposits are comprised of interest bearing demand, money market accounts, regular savings accounts, CDs of under $100,000 and CDs of $100,000 or more.

The following table shows the average amount and average rate paid on the categories of deposits for each of the years indicated:

	Year Ended December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(In thousands)

Interest bearing demand	$70,043	2.69%	$44,799	2.45%	$25,678	1.23%
Money market	506,669	4.54%	350,386	4.09%	254,793	2.42%
Savings	40,436	2.76%	19,649	3.00%	6,361	0.57%
Time	406,858	5.02%	264,223	4.28%	138,931	3.01%
Non-interest bearing deposits	196,225	0.00%	184,726	0.00%	152,912	0.00%

Total	$1,220,231	3.80%	$863,783	3.16%	$578,675	1.85%

With continued competitive pressures for retail deposits and Management’s strategic decision to shorten the duration of funding liabilities, the Company’s retail deposits decreased by $94.7 million. To compensate for the 2007 decrease in retail deposits and fund its loan growth, the Company increased its use of short-term FHLB borrowings, interest bearing wholesale core deposits and brokered certificates of deposits.

The following table shows the maturities of CDs of $100,000 or more at December 31, 2007 (in thousands):

Due in three months or less	$43,623
Due in over three months through six months	38,992
Due in over six months through twelve months	87,028
Due in over twelve months	2,021

Total	$171,664

Borrowings

Community Bank of Nevada has a commitment from the Federal Home Loan Bank (“FHLB”) for borrowings, which are collateralized by a blanket lien on all loans secured by real estate and all business loans. The agreement can be terminated by the FHLB at any time. As of December 31, 2007 and 2006, loans with a balance of approximately $245.3 million and $152.6 million, respectively, were pledged as collateral on advances from the FHLB as part of the blanket lien. In addition, the acquisitions of Bank of Commerce, Community Bank of Arizona, and Valley Bancorp, have added borrowings which are collateralized by securities. The interest rate charged on all borrowings is determined by the FHLB at the time of the advance. As of December 31, 2007 and 2006, the remaining borrowing capacity of FHLB advances was $33.4 million and $38.7 million, respectively.

Borrowings outstanding as of December 31, 2007 and 2006 were as follows (in thousands, except percentage data):

2007
Date		Payments	Interest Rate	Maturity	Advance

December 31, 2007	(A)	Interest and principal at maturity	Variable 3.30%	January 2, 2008	$61,500
February 7, 2006	(A)	Interest monthly, principal at maturity	Fixed 4.92%	February 9, 2009	20,000
February 21, 2006	(A)	Interest monthly, principal at maturity	Fixed 5.00%	February 21, 2008	20,000
March 23, 2006	(A)	Interest semi-annually, principal at maturity	Fixed 5.01%	March 23, 2009	1,000
October 13, 2006	(A)	Interest semi-annually, principal at maturity	Fixed 4.07%	June 23, 2008	14,914
January 18, 2007	(A)	Interest monthly, principal at maturity	Fixed 5.16%	January 20, 2009	15,000
September 26, 2007	(C)	Interest and principal paid monthly	Variable 6.30%	September 26, 2010	14,270

Total					$146,684

2006
Date		Payments	Interest Rate	Maturity	Advance

August 26, 2005	(A)	Interest semi-annually, principal at maturity	Fixed 3.49%	January 10, 2007	$3,500
August 31, 2006	(A)	Interest monthly, principal at maturity	Fixed 5.32%	August 31, 2007	15,000
December 29, 2006	(B)	Interest and principal at maturity	Fixed 6.21%	January 2, 2007	3,440
February 7, 2006	(A)	Interest monthly, principal at maturity	Fixed 4.92%	February 9, 2009	20,000
February 21, 2006	(A)	Interest monthly, principal at maturity	Fixed 5.00%	February 21, 2008	20,000
September 30, 2006	(A)	Interest monthly, principal at maturity	Fixed 5.01%	March 23, 2009	1,000
October 13, 2006	(A)	Interest semi-annually, principal at maturity	Fixed 4.07%	June 23, 2008	14,755

Total					$77,695

(A)	FHLB Advance

(B)	Unsecured federal funds purchase

(C)	Unsecured loan

The Company has agreements with other lending institutions under which it can purchase up to $103.0 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The agreements can be terminated by the lending institutions at any time. As of December 31, 2007, the Company had no federal funds purchased outstanding and $3.4 million outstanding at December 31, 2006.

In September 2007, the Company borrowed $15.5 million and used the proceeds to redeem junior subordinated debt owed to Community Bancorp (NV) Statutory Trust I which used the proceeds to redeem its trust preferred issuances. The borrowing is unsecured, bears interest at the one month LIBOR plus 1.50% and is payable in the amount of approximately $478,000 monthly (commencing in October 2007) with all unpaid interest and principal due on September 26, 2010. The 30-day month LIBOR rate at December 31, 2007 was 5.02%. Additionally, the loan agreement includes certain dividend restrictions.

Total interest expense on FHLB borrowings was $4.6 million and $2.9 million for the years ended December 31, 2007 and 2006, respectively, reflecting average interest rates of 5.07% and 4.79%, respectively.

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

Based on the most recent notification from federal banking agencies, Community Bank of Nevada and Community Bank of Arizona were categorized as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, Community Bank of Nevada and Community Bank of Arizona must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed this categorization for each of the subsidiaries.

	Regulatory Requirements		Actual at
	(Greater Than or Equal to		December 31, 2007
	State Percentage)		Community	Community
	Minimum	Well	Bank of	Bank of	Community
	Regulatory	Capitalized	Nevada	Arizona	Bancorp

Tier 1 leverage capital	4.00%	5.00%	11.70%	28.09%	12.00%
Tier 1 risk-based capital	4.00%	6.00%	11.09%	27.39%	11.36%
Total risk-based capital	8.00%	10.00%	12.13%	28.64%	12.41%

In order to manage the Company’s capital position more efficiently, Community Bancorp (NV) Statutory Trust I, a statutory trust with capital of $464,000, was formed for the sole purpose of issuing trust preferred securities. During the fourth quarter of 2002, Community Bancorp (NV) Statutory Trust I issued 15,000 Floating Rate Capital Trust Pass-Through Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $15.0 million. The entire proceeds of the issuance were invested by Community Bancorp (NV) Statutory Trust I in $15.5 million of Floating Rate Junior Subordinated Deferrable Interest Debentures, or the subordinated debentures, issued by the Company, with identical maturity, re-pricing and payment terms as the trust preferred securities.

In September 2007, the Company borrowed $15.5 million and used the proceeds to redeem junior subordinated debt owed to Community Bancorp (NV) Statutory Trust I which used the proceeds to redeem its trust preferred issuances. The borrowing is unsecured, bears interest at the one month LIBOR plus 1.50% and is payable in the amount of approximately $478,000 monthly (commencing in October 2007) with all unpaid interest and principal due on September 26, 2010. The 30-day month LIBOR rate at December 31, 2007 was 5.02%. Additionally, the loan agreement includes certain dividend restrictions.

As a result of refinancing the junior subordinate debt owed to Community Bancorp (NV) Statutory Trust I, the Company reduced its interest rate on the $15.5 million debt from the three month LIBOR plus 3.40% to the one month LIBOR plus 1.50%. Further, Tier 1 capital was reduced by approximately $8.0 million as the new borrowings did not qualify for capital treatment.

In September 2005, the Company completed a pooled placement of $20.6 million of trust preferred securities through Community Bancorp (NV) Statutory Trust II (the “Trust II”), a statutory trust with capital of $619,000 formed for the purpose of issuing the trust preferred securities. The proceeds from the sale of the securities by Trust II were used to purchase $20.6 million in aggregate principal amount of the Company’s fixed/floating rate junior deferrable interest debentures, which are due in 2035. These debentures have identical maturity, re-pricing and payment terms as the trust preferred securities from the Trust II and bear interest at a fixed rate of 5.94% for the first seven years, after which the rate will reset quarterly at the three-month LIBOR rate plus 1.37% per annum, and are redeemable, in whole or in part, without penalty, at the Company’s option after seven years. The interest payments on the debentures made by the Company will be used to pay the quarterly distributions payable by the Trust II to the holders of the trust preferred securities.

In September 2006, the Company completed the issuance of $50.0 million in trust preferred securities through Community Bancorp (NV) Statutory Trust III, a statutory trust with capital of $1.5 million formed for the purpose of issuing the trust preferred securities. The proceeds from the sale of the securities were used by the trust to purchase $50.0 million in aggregate principal amount from the Company’s Fixed/Floating Rate Junior Deferrable Interest Debentures due in 2036. The debentures bear interest similar to the securities with $25.0 million bearing interest at a fixed rate of 6.78% for the first five years and floating thereafter at the three-month LIBOR plus 1.60% and $25.0 million bearing interest at a floating rate of the three-month LIBOR plus 1.60% per annum, which will reset quarterly to the then three-month LIBOR plus 1.60% per annum. The debentures are redeemable, in whole or in part, without penalty, at the option of the Company after five years. The interest payments on the debentures made by the Company will be used to pay the quarterly distributions payable by the Trust to the holders of the securities. The proceeds from the offering provided the capital necessary to complete the Community Bank of Arizona and Valley Bancorp acquisitions and to continue the Company’s organic growth.

A summary of the trusts is as follows:

			Interest Rate
Date	Name of Trust	Payments	Fixed Rate	Floating Rate	Maturity	2007	2006

September 26, 2002	Community Bancorp (NV) Statutory Trust I	Semi-annually	N/A	3-month LIBOR plus 3.40%	2032	$—	$15,464

September 23, 2005	Community Bancorp	Quarterly	5.94% for first 7	3-month LIBOR	2035	20,619	20,619
	(NV) Statutory		years	plus 1.37%
	Trust II

September 21, 2006	Community Bancorp	Quarterly	6.78% for first 5	3-month LIBOR	2036	26,547	26,547
	(NV) Statutory		years	plus 1.60%
	Trust III,
	fixed portion

September 21, 2006	Community Bancorp	Quarterly	N/A	3-month LIBOR	2036	25,000	25,000
	(NV) Statutory			plus 1.60%
	Trust III,
	variable portion

						$72,166	$87,630

The two trusts have the option to defer payment of the distributions for a period of up to five years, but during any such deferral, the Company would be restricted from paying dividends. See “Item 5 Trading History and Dividend Policy.” The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the trusts. For financial reporting purposes, the Company’s investments in the trusts are accounted for under the equity method and included in other assets on the accompanying consolidated balance sheets of its Financial Statements. The subordinated debentures issued and guaranteed by the Company and held by the trusts are reflected on consolidated balance sheets in accordance with provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

Under applicable regulatory guidelines, $70.0 million of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company, in the ordinary course of business, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Additionally, in connection with the issuance of the trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that the trusts have not made such payments or distributions and has the funds, therefore: (i) accrued and unpaid distributions; (ii) the redemption price; and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. Management does not believe that these off-balance sheet arrangements have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, but there can be no assurance that such arrangements will not have a future effect. See Consolidated Financial Statements in Item 8 for more information regarding the Company’s commitments.

The following table sets forth the Company’s significant contractual obligations at December 31, 2007:

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations
Junior subordinated deferrable interest debentures	$72,166	$—	$—	$—	$72,166
Borrowings	146,684	96,414	50,270	—	—
Operating lease obligations	10,271	1,765	3,123	2,514	2,869

Total	$229,121	$98,179	$53,393	$2,514	$75,035

The following table sets forth the Company’s other significant commitments at December 31, 2007:

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less Than			After
	Committed	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Other Commitments
Commitments to extend credit	$430,093	$228,826	$131,793	$54,434	$15,040
Credit cards	818	—	818	—	—
Standby letters of credit	4,083	4,083	—	—	—

Total	$434,994	$232,909	$132,611	$54,434	$15,040

Interest Rate Swaps to Manage the Company’s Interest Rate Risk

During 2006, the Company originated two fixed rate loans with an aggregate principal balance of approximately $20.0 million. The Company also entered into two interest rate swap agreements with notional values equal to the principal balance of the two fixed rate loans. The interest rate swap agreements are LIBOR-based where the Company’s interest payments are based on a fixed interest rate and the Company’s receipt of interest payments are based on a variable interest rate. The Company retains any net swap settlement income and pays any net swap settlement expense. As the Company did not use hedge accounting, the net swap settlement income has been recorded in noninterest income.

The interest rate swap agreements are recorded at fair value as required by SFAS No. 133 and as amended by SFAS No. 155. The fair values of the swap agreements are reflected in other assets or other liabilities, as applicable and any amounts owed to the borrower are recorded in other liabilities on the Consolidated Balance Sheet. As a result of a decrease in market value associated with the interest rate swaps, a loss of $380,000 was recorded in the Company’s Consolidated Statement of Income for the year end December 31, 2007. For the year ended December 31, 2006, the mark-to-market adjustment of the swaps was immaterial.

Fair values for the swap agreements are based upon quoted market prices.

Liquidity Management

The ability to have readily available funds that are sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. The Company’s liquidity (represented by cash and due from banks, federal funds sold and available-for-sale securities) is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, the Company devotes resources to projecting the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short term borrowings or the disposition of short term assets. The Company’s subsidiaries have borrowing lines at correspondent banks totaling $103.0 million. As of December 31, 2007 securities pledged to the FHLB totaled $26.0 million and securities pledged to the FRB

Discount window totaled $4.9 million. As of December 31, 2007 the Company had $52.0 million in securities available to be sold or pledged to the FHLB and/or FRB Discount Window.

As a secondary source of liquidity, the Company has reviewed the relative distribution of its asset portfolios (e.g., reducing investment or loan volumes and/or selling or encumbering assets). Further, the Company has the ability to increase liquidity by soliciting higher levels of deposit accounts through promotional activities, wholesale funding and borrowing from correspondent banks as well as the FHLB. At the current time, the Company’s long term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

The Company follows a formal liquidity policy, and in the opinion of management, its liquid assets are considered adequate to meet the cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At December 31, 2007, the Company had $107.6 million in liquid assets comprised of $19.4 million in cash and cash equivalents, including federal funds sold of $20,000; and $88.2 million in available-for-sale securities.

The Company’s liquidity is comprised of three primary classifications: cash flows provided by operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for changes in certain other asset and liability accounts and certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the year ended December 31, 2007, net cash provided by operating activities was $29.0 million, compared to net cash provided by operating activities of $21.4 million in 2006.

The Company’s primary investing activities are the origination of real estate, commercial and industrial loans, as well as the purchase and sale of securities. The main contribution of the net cash in investing activities has been influenced by loan activity. The net increase in loans for the years ended December 31, 2007 and 2006 was $166.4 million and $222.6 million, respectively.

Net cash used in all investing activities for the years ended December 31, 2007 and 2006 was $157.4 million and $229.6 million, respectively. At December 31, 2007 the Company had outstanding loan commitments, including credit cards, of $430.9 million and outstanding letters of credit of $4.1 million. Management anticipates that it will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities for the years ended December 31, 2007 and 2006 was $101.7 million and $167.5 million, respectively. These amounts consisted primarily of a net increase in deposits for each respective year, net increased borrowings of $54.7 million in the year ended 2007 and proceeds from the issuance of junior subordinated debt in September 2006 of $50.0 million.

Federal and state banking regulations place certain restrictions on dividends paid by Community Bank of Nevada and Community Bank of Arizona to Community Bancorp. The total amount of dividends which may be paid by Community Bank of Nevada or Community Bank of Arizona at any date is generally limited to its retained earnings. At December 31, 2007, Community Bank of Nevada’s retained earnings available for the payment of dividends was approximately $63.4 million. In addition, $217.8 million of Community Bancorp’s equity in net assets of Community Bank of Nevada was restricted at December 31, 2007. Additionally, dividends paid by Community Bank of Nevada to Community Bancorp would be prohibited if the effect thereof would cause Community Bank of Nevada’s capital to be reduced below applicable minimum capital requirements.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit activities. To that end, management actively monitors and manages the Company’s interest rate risk exposure. The Company does not have any market risk sensitive instruments entered into for trading purposes. The Company manages its interest rate sensitivity by matching the re-pricing opportunities on its earning assets to those of its funding liabilities.

Management uses various asset/liability strategies to manage the re-pricing characteristics of the Company’s assets and liabilities as a means to ensuring that exposure to interest rate fluctuations is within guidelines established by the Board of Directors. Hedging strategies, including the terms and pricing of loans and deposits, and managing the managing the investment of liquid assets (e.g., securities) are tools used by management to reduce the adverse effect changes in interest rates could have on the earning of the Company.

Interest rate risk is addressed by the Company’s Asset Liability Management Committee “ALCO” which is comprised of all the executive officers of the bank. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

The Company’s exposure to interest rate risk is reviewed at least quarterly by the ALCO and the Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine changes in the net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.

Market Value of Portfolio Equity.  The Company measures the impact of market interest rate changes on the net present value of estimated cash flows from assets, liabilities and off-balance sheet items, defined as market value of portfolio equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates of 100, 200 and 300 basis points.

At December 31, 2007, the market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by the Board of Directors. The following table shows the projected change in market value of portfolio equity for this set of rate shocks as of December 31, 2007:

Market Value of Portfolio Equity

		Percentage		Percentage of
	Economic	Change	Percentage of	Equity
Interest Rate Scenario	Value	from Base	Total Assets	Book Value
	(In thousands, except percentage data)

Up 300 basis points	$237,476	(2.84)%	14.02%	101.00%
Up 200 basis points	$240,118	(1.76)%	14.18%	102.13%
Up 100 basis points	$242,153	(0.93)%	14.30%	102.99%
BASE	$244,417		14.43%	103.95%
Down 100 basis points	$247,699	1.34%	14.63%	105.35%
Down 200 basis points	$256,631	5.00%	15.15%	109.15%
Down 300 basis points	$266,539	9.05%	15.74%	113.36%

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments, expected life, and decay rates of non-maturing deposits, and therefore should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions that might be undertaken in response to changes in interest rates. Actual amounts may differ from the projections set forth above if market conditions vary from the underlying assumptions.

Sensitivity of Net Interest Income.  To measure interest rate risk, the Company uses a simulation model to project changes in net interest income that would result from forecasted changes in interest rates. This analysis calculates the difference between net interest income, forecasted using a rising and a falling interest rate scenario, and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of the

Company’s products. Many of the Company’s assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment, and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. The Company’s non-term deposit products re-price more slowly, usually changing less than the change in market rates and at the Company’s discretion. In addition, the Company uses derivative instruments to manage its exposure to changes in interest rates. The effects of derivative instruments used to manage interest rate risk associated with earning assets and interest bearing liabilities are included in noninterest income or noninterest expense.

The analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that its structure will remain similar to the structure at year-end. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to the Company’s credit risk profile as interest rates change.

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on the Company’s net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on a ramped basis, by 100, 200 and 300 basis points. At December 31, 2007, the Company’s net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by the Board of Directors.

Sensitivity of Net Interest Income

	Adjusted	Percentage		Net Interest Margin
	Net Interest	Change	Net Interest	Change
Interest Rate Scenario	Income(1)	from Base	Margin(2)	(in basis points)
	(In thousands, except percentage data)

Up 300 basis points	$68,547	4.17%	4.69%	18
Up 200 basis points	$67,257	2.21%	4.61%	10
Up 100 basis points	$65,769	(0.05)%	4.50%	(1)
BASE	$65,802		4.51%
Down 100 basis points	$68,384	3.93%	4.68%	17
Down 200 basis points	$70,876	7.71%	4.85%	34
Down 300 basis points	$72,527	10.22%	4.97%	46

(1)	Excludes loan fees.

(2)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to, competitors’ behavior, economic conditions both locally and nationally, actions taken by the Federal Reserve Board, customer behavior, and management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s net interest income. Therefore the results of this analysis should not be relied upon as indicative of actual future results. Historically, the Company has been able to manage its net interest income in a fairly narrow range reflecting relative insensitivity to interest rate changes. The impact of prepayment behavior on mortgages, real estate loans, mortgage-backed securities, securities with call features, etc. is not considered material to the sensitivity analysis. Over the last 5 years, the Company’s net interest margin (which is net interest income divided by average earning assets) has ranged from a low of 4.65% in 2004 to a high of 5.19% in 2006. The net interest margin under the alternative scenarios ranges from 4.50% to 4.97%. Management believes this range of scenarios is consistent with current experience and interest rate levels, but no assurances can be given that actual future experience will fall within this range.

Gap Analysis.  Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.

The following table sets forth the distribution of re-pricing opportunities of the Company’s interest earning assets and interest bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest earning assets and interest bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest earning assets to cumulative interest bearing liabilities and the cumulative gap as a percentage of total assets and total interest earning assets as of December 31, 2007. The table also sets forth the time periods during which interest earning assets and interest bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates.

This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the Company’s net interest margins.

	December 31, 2007
	Amounts Maturing or Re-pricing in
		Over	Over
		3 Months	1 Year		Non-
	3 Months	to	to	Over	Sensitive
	or Less	12 Months	5 Years	5 Years	(1)	Total
	(In thousands, except percentage data)

Assets
Interest-bearing due from banks	$141	$—	$—	$—	$—	$141
Federal funds sold	20	—	—	—	—	20
Investment securities	38,138	15,825	40,617	8,352	100	103,032
Loans	998,641	136,067	213,201	56,792	(7,811)	1,396,890
Non-earning assets	—	—	—	—	193,438	193,438

Total assets	$1,036,940	$151,892	$253,818	$65,144	$185,727	$1,693,521

Liabilities and Stockholders’ Equity
Non-interest bearing demand deposits	$—	$—	$—	$—	$170,725	$170,725
Interest bearing demand, money market and savings	701,032	—	—	—	—	701,032
Time certificates of deposit	98,542	251,521	8,642	—	—	358,705
Borrowings	82,703	18,870	45,111		—	146,684
Junior subordinated debt	25,000	—	45,000		2,166	72,166
Non-earning liabilities	—	—	—	—	9,090	9,090
Stockholders’ equity	—	—	—	—	235,119	235,119

Total liabilities and stockholders’ equity	$907,277	$270,391	$98,753	$—	$417,100	$1,693,521

Period gap	$129,663	$(118,499)	$155,065	$65,144
Cumulative interest earning assets	1,036,940	1,188,832	1,442,650	1,507,794
Cumulative interest bearing liabilities	907,277	1,177,668	1,276,421	1,276,421
Cumulative gap	129,663	11,164	166,229	231,373
Cumulative interest earning assets to cumulative interest bearing liabilities	114.3%	100.9%	113.0%	118.1%
Cumulative gap as a percent of:
Total assets	7.66%	0.66%	9.82%	13.66%
Interest earning assets	8.60%	0.74%	11.02%	15.34%

(1)	Assets or liabilities and equity which are not interest rate-sensitive.

At December 31, 2007, the Company had approximately $1.2 billion in assets and $1.2 billion in liabilities re-pricing within one year. This results in $11.2 million more of the Company’s interest rate sensitive assets re-pricing, as compared to our interest rate sensitive liabilities, to the then-current rate; these changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then-current rate. The ratio of interest earning assets to interest bearing liabilities maturing or re-pricing within one year at December 31, 2007 is 100.9%. This analysis indicates that at December 31, 2007, if interest rates were to increase, the one-year gap would result in a slightly higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short term funding sources such as certificates of deposit.

Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps or floors on products (approximately 31% of the Company’s variable loans have caps and floors); dynamic changes such as increasing prepayment speeds as interest rates decrease; basis risk; and embedded options or the benefit of no-rate funding sources. The relation between product rate re-pricing and market rate changes (basis risk) is not the same for all products.

The majority of interest earning assets generally re-price in conjunction with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporates only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as non-interest bearing demand deposits, as shown in the gap analysis, behave like long term fixed rate funding sources. Management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk called for by Item 305 of Regulation S-K is included as part of Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data included in this Annual Report are listed in “Item 15, Exhibits, Financial Statement Schedules” and begin on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

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

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Grant Thornton, LLP, the independent registered public accounting firm that audited the 2007 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of internal control over financial reporting as of December 31, 2007. The report is included below under the heading “Report of Independent Registered Public Accounting Firm.”

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

/s/ Edward M. Jamison	/s/ Patrick Hartman
Edward M. Jamison President and Chief Executive Officer	Patrick Hartman Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Community Bancorp

We have audited Community Bancorp’s (a Nevada Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Community Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Community Bancorp’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Community Bancorp as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2007 and our report dated March 11, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Woodland Hills, California
March 11, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable or required.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board has adopted a Code of Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer and all other employees of the Company. This Code of Conduct and Ethics is posted on the Company’s website at http://www.communitybanknv.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information on the Company’s website at http://www.communitybanknv.com on the investors page.

There were no material changes made during 2007 to the procedures by which security holders may recommend nominees to the Company.

The remainder of the information required for this Item is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the 2008 Annual Meeting of Shareholders to be held on May 15, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the 2008 Annual Meeting of Shareholders to be held on May 15, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the 2008 Annual Meeting of Shareholders to be held on May 15, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the 2008 Annual Meeting of Shareholders to be held on May 15, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the 2008 Annual Meeting of Shareholders to be held on May 15, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

(1) The following financial statements are incorporated by reference from Item 8 hereto:

(2) Financial Statement Schedules

Not applicable.

(b) Exhibits

2.1		Agreement to Merge and Plan of Reorganization, dated June 28, 2006, by and between Community Bancorp and Valley Bancorp(4)
3.1		Certificate of Incorporation, as amended, of Community Bancorp(1)
3	.1.1	Amendment to Certificate of Incorporation(1)
3.2		Bylaws of Community Bancorp(1)
4.1		Specimen Share Certificate for Common Stock(1)
4.2		Amended and Restated Declaration of Trust, dated September 21, 2006(5)
4.3		Indenture, dated September 2006(5)
10.1		1995 Stock Option and Award Plan(1)
10.2		Form of 1995 Stock Option and Award Plan Option Agreement(1)
10.3		2000 Stock Appreciation Rights Plan(1)
10.4		Lease Agreement, City Centre branch and administrative office lease, dated April 5, 2002, as amended(1)
10.5		Agreement for Information Technology Services between Community Bank of Nevada and Aurum Technology, Inc., dated August 15, 2001, as amended(1)
10.6		Community Bank of Nevada 401(k) Profit Sharing Plan(1)
10.7		Employment Agreement with Edward M. Jamison(1)
10.8		Employment Agreement with Cathy Robinson(1)
10.9		Employment Agreement with Lawrence Scott(1)
10.10		2005 Equity Based Compensation Plan and form award agreements(3)
14.1		Code of Conduct(2)
21.1		List of subsidiaries
23.1		Consent of Grant Thornton LLP
23.2		Consent of McGladrey & Pullen, LLP
31.1		Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certifications

(1)	Included in the Company’s S-1 Registration Statements and amendments thereto (333-119395), originally filed September 30, 2004, as amended on November 15 and 24, 2004.

(2)	Included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 30, 2005.

(3)	Included in the Company’s Registration Statement (No. 333-126602) on Form S-8, filed on February 14, 2006.

(4)	Included in the Company’s Current Report on Form 8-K filed on June 30, 2006.

(5)	Included in the Company’s Current Report on Form 8-K filed on September 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP

By:	/s/ Edward M. Jamison
Edward M. Jamison
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 14, 2008

COMMUNITY BANCORP

By:	/s/ Patrick Hartman
Patrick Hartman
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Dated: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on March 14, 2008.

Signature	Capacity

/s/ Edward M. Jamison Edward M. Jamison	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Patrick Hartman Patrick Hartman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Lawrence Scott Lawrence Scott	Executive Vice President, Chief Operating Officer and Director

/s/ Dan H. Stewart Dan H. Stewart	Director

/s/ Gary W. Stewart Gary W. Stewart	Director

Signature	Capacity

/s/ Russell C. Taylor Russell C. Taylor	Director

/s/ Jacob Bingham Jacob Bingham	Director

/s/ Jack Woodcock Jack Woodcock	Director

INDEX TO FINANCIAL STATEMENTS

Financial Statements

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31,

	2007	2006
	(In thousands,
	except share data)

ASSETS
Cash and due from banks	$19,243	$28,694
Interest bearing deposits in other banks	141	8,501
Federal funds sold	20	8,921

Cash and cash equivalents	19,404	46,116
Securities available for sale, at fair value	88,217	107,849
Securities held to maturity, at amortized cost (fair value of $817 as of December 31, 2007 and $1,334 as of December 31, 2006)	801	1,309
Required equity investments, at cost	14,014	6,589
Loans, net of allowance for loan losses of $17,098 as of December 31, 2007 and $14,973 as of December 31, 2006	1,396,890	1,234,841
Premises and equipment, net	27,535	24,133
Accrued interest and dividends receivable	8,046	7,668
Deferred income taxes, net	1,503	875
Bank owned life insurance	10,521	10,071
Goodwill	113,636	115,865
Core deposit intangible, net of accumulated amortization of $2,478 as of December 31, 2007 and $1,138 as of December 31, 2006	7,481	8,821
Other assets	5,473	6,242

Total assets	$1,693,521	$1,570,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$170,725	$205,115
Interest bearing:
Demand	672,567	510,454
Savings	28,465	60,480
Time, $100,000 or more	171,664	164,954
Other time	187,041	235,273

Total deposits	1,230,462	1,176,276
Borrowings	146,684	77,695
Accrued interest payable and other liabilities	9,090	9,907
Junior subordinated debt	72,166	87,630

Total liabilities	1,458,402	1,351,508

Commitments and Contingencies (Note 11)
Stockholders’ equity
Common stock, par value: $0.001; shares authorized: 30,000,000; shares issued:
10,620,529 as of December 31, 2007 (including 161,137 shares of unvested restricted stock) and 10,423,188 as of December 31, 2006	11	10
Additional paid-in capital	168,931	167,359
Retained earnings	72,797	52,402
Accumulated other comprehensive income (loss), net of tax	64	(615)

	241,803	219,156
Less cost of treasury stock, 350,575 shares as of December 31, 2007 and 34,375 shares as of December 31, 2006	(6,684)	(285)

Total stockholders’ equity	235,119	218,871

Total liabilities and stockholders’ equity	$1,693,521	$1,570,379

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the year ended December 31,

	2007	2006	2005
	(In thousands, except per share data)

Interest and dividend income:
Loans, including fees	$121,017	$79,547	$40,973
Securities and investments	5,520	4,475	3,626
Federal funds sold	1,488	2,467	1,738

Total interest and dividend income	128,025	86,489	46,337

Interest expense on:
Deposits	46,395	27,326	10,713
Borrowings	4,911	2,888	405
Junior subordinated debt	5,841	3,551	1,393

Total interest expense	57,147	33,765	12,511

Net interest income before provision for loan losses	70,878	52,724	33,826
Provision for loan losses	3,355	3,509	1,085

Net interest income after provision for loan losses	67,523	49,215	32,741

Non-interest income:
Service charges and other income	2,518	1,913	1,687
Bank owned life insurance	451	373	504
Net swap settlements	182	151	—
Rental income	175	145	—
Gain on sale of securities	4	2	—
Net gain on sale of loans	292	41	84

Total non-interest income	3,622	2,625	2,275

Non-interest expense:
Salaries, wages and employee benefits	22,328	15,028	12,652
Occupancy, equipment and depreciation	5,123	3,573	2,173
Core deposit intangible amortization	1,340	884	254
Data processing	1,088	931	730
Advertising and public relations	1,830	1,172	909
Professional fees	1,713	1,341	1,415
Telephone and postage	809	390	229
Stationery and supplies	733	485	377
Directors fees	522	781	284
Insurance	699	400	285
Software maintenance	457	252	102
Loan related	327	215	171
Loss on interest rate swap	380	—	—
Foreclosed assets, net	—	—	(234)
Other operating expenses	2,378	2,168	1,165

Total non-interest expense	39,727	27,620	20,512

Income before income tax provision	31,418	24,220	14,504
Income tax provision	11,023	8,581	4,439

Net income	$20,395	$15,639	$10,065

EARNINGS PER SHARE:
Basic	$1.96	$1.95	$1.45

Diluted	$1.95	$1.92	$1.42

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005
(In thousands, except share data)

		Common Stock			Additional		Other
	Comprehensive	Restricted	Outstanding		Paid-in	Retained	Comprehensive	Treasury	Notes
Description	Income	Shares	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Receivable	Total

Balance, December 31, 2004		—	6,747,673	$7	$51,245	$26,698	$174	$(285)	$(286)	$77,553
Comprehensive income:
Net income	$10,065	—	—	—	—	10,065	—	—	—	10,065
Unrealized holding losses on securities available for sale arising during the period, net of taxes of ($572)	(1,109)	—	—	—	—	—	(1,109)	—	—	(1,109)

	$8,956

Stock options exercised		—	18,524	—	105	—	—	—	—	105
Tax benefit related to the disqualifying disposition of incentive stock options		—	—	—	5	—	—	—	—	5
Stock issuance for Bank of Commerce acquisition, net of registration costs of approximately ($160)		—	608,515	—	19,844	—	—	—	—	19,844
Repayment of loans secured by stock		—	—	—	—	—	—		286	286

Balance, December 31, 2005		—	7,374,712	7	71,199	36,763	(935)	(285)	—	106,749

Comprehensive income:
Net income	$15,639	—	—	—	—	15,639	—	—	—	15,639
Unrealized holding gains on securities available for sale arising during the period, net of taxes of ($163)	321	—	—	—	—	—	321	—	—	321
Reclassification adjustment for realized gains, net of taxes of ($1)	(1)	—	—	—	—	—	(1)	—	—	(1)

	$15,959

Stock options exercised		—	21,427	—	227	—	—	—	—	227
Share-based compensation		—	—	—	1,139	—	—	—	—	1,139
Tax benefit related to the exercise of stock options		—	—	—	128	—	—	—	—	128
Stock issuance for Valley Bank acquisition,
net of registration costs of approximately ($168)		—	2,992,674	3	94,666	—	—	—	—	94,669

Balance, December 31, 2006		—	10,388,813	10	167,359	52,402	(615)	(285)	—	218,871

Comprehensive income:
Net income	$20,395	—	—	—	—	20,395	—	—	—	20,395
Unrealized holding gains on securities available for sale arising during the period, net of taxes of ($366)	679	—	—	—	—	—	679	—	—	679

	$21,074

Stock options exercised		—	36,204	—	322	—	—	—	—	322
Share-based compensation		—	—	—	1,192	—	—	—	—	1,192
Treasury stock acquired		—	(316,200)	—	—	—	—	(6,399)	—	(6,399)
Tax benefit related to the exercise of stock options		—	—	—	58	—	—	—	—	58
Restricted stock issuance, net of forfeitures of 2,058 shares		161,137	—	1	—	—	—	—	—	1

Balance, December 31, 2007		161,137	10,108,817	$11	$168,931	$72,797	$64	$(6,684)	$—	$235,119

There were no dividends per share for the years ended December 31, 2007, 2006 and 2005.

See Notes to Consolidated Financial Statements.

COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31,

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$20,395	$15,639	$10,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,960	1,447	925
Gain on sales of fixed assets	(20)	(25)	(2)
Amortization of core deposit intangible	1,340	884	254
Mark-to-market adjustment on interest swaps	380	—	—
Gain on foreclosed assets	—	—	(262)
Income from bank owned life insurance	(451)	(373)	(504)
Gain on sales of loans	(292)	(41)	(84)
Gain on sale of securities	(4)	(2)	—
Proceeds from sales of loans held for sale	3,559	2,004	1,466
Originations of loans held for sale	(2,458)	(1,963)	(1,382)
Deferred taxes, net	(843)	(1,201)	103
Provision for loan losses	3,355	3,509	1,085
Tax benefit related to exercise of stock options	—	—	5
Stock-based compensation expense	1,192	1,139	—
Net amortization (accretion) of investment premium and discount	(120)	70	440
Increase in accrued interest receivable	(378)	(1,952)	(1,174)
Decrease (increase) in other assets	2,834	(842)	(337)
(Decrease) increase in accrued interest payable and other liabilities	(1,196)	3,195	733
Income from required equity investments — stock dividends	(266)	(121)	(91)

Net cash provided by operating activities	28,987	21,367	11,240

Cash flows from investing activities:
Net increase in loans	(166,395)	(222,646)	(154,523)
Payments received from net swap settlements	182	—	—
Proceeds from maturities of and principal paydowns on securities held to maturity	508	257	392
Purchase of securities available for sale	(5,717)	(5,118)	(12,481)
Proceeds from maturities of and principal paydowns on securities available for sale	23,260	27,170	21,235
Proceeds from sale of securities available for sale	3,272	2	—
Net investment in required equity investments	(7,159)	(2,457)	271
Purchase of premises and equipment	(5,362)	(891)	(3,202)
Proceeds from sale of foreclosed assets	—	—	2,453
Proceeds from sale of premises and equipment	20	25	2
Cash paid for acquisitions, net	—	(25,981)	(6,213)

Net cash used in investing activities	(157,391)	(229,639)	(152,066)

Cash flows from financing activities:
Net increase in borrowings	54,719	42,081	9,650
Net increase in deposits	54,186	75,216	130,595
Proceeds from issuance of long-term subordinated debentures	—	50,000	20,000
Proceeds from issuance of long-term debt	15,464	—	—
Repayment of long-term debt	(1,194)
Proceeds from repayment of loans secured by stock	—	—	286
Redemption of long-term subordinated debentures	(15,464)	—	—
Purchase of treasury stock	(6,399)	—	—
Excess tax benefit related to exercise of stock options	58	128	—
Cost of issuing stock in acquisitions	—	(168)	(160)
Proceeds from exercise of stock options	322	227	105

Net cash provided by financing activities	101,692	167,484	160,476

Net increase (decrease) in cash and cash equivalents	(26,712)	(40,788)	19,650

Cash and cash equivalents, beginning of the year	46,116	86,904	67,254

Cash and cash equivalents, end of the period	$19,404	$46,116	$86,904

Supplemental disclosure of cash flow information:
Interest paid	$56,998	$31,794	$12,054

Income taxes paid	$13,124	$9,645	$4,000

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain (loss) on investment securities available for sale	$1,059	$484	$(1,681)

See Notes to Consolidated Financial Statements

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business

Nature of Business

Community Bancorp (the “Company”) is a bank holding company headquartered in Las Vegas, Nevada with four wholly-owned subsidiaries: 1) Community Bank of Nevada, 2) Community Bank of Arizona, 3) Community Bancorp (NV) Statutory Trust II and 4) Community Bancorp (NV) Statutory Trust III. Community Bancorp exists primarily for the purpose of holding the stock of its wholly-owned subsidiaries and facilitating their activities. Community Bancorp and its consolidated subsidiaries discussed below are collectively referred to herein as the “Company.”

Community Bank of Nevada is a Nevada state chartered bank providing a full range of commercial and consumer bank products through thirteen branches located in the greater Las Vegas area and a loan production office in Arizona.

Community Bank of Arizona (formerly Cactus Commerce Bank), is an Arizona state chartered bank providing a full range of commercial and consumer bank products through three branches and one administrative office located in the greater Phoenix, Arizona area. Community Bank of Arizona was acquired in September 2006.

The statutory trusts were formed for the exclusive purpose of issuing and selling trust preferred securities (see Note 2 and Note 10). The trust preferred securities issued through Community Bancorp (NV) Statutory Trust I were redeemed in September 2007 and management has dissolved this entity.

Community Bancorp’s principal source of income is currently dividends from its two bank subsidiaries, Community Bank of Nevada and Community Bank of Arizona. The expenses of Community Bancorp, including interest from junior subordinated debt, salaries, legal, accounting and NASDAQ listing fees, have been and will generally be paid from dividends paid to Community Bancorp by its bank subsidiaries.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Community Bank of Nevada and Community Bank of Arizona. Intercompany items and transactions have been eliminated in consolidation. Community Bancorp (NV) Statutory Trust I (dissolved during 2007), Community Bancorp (NV) Statutory Trust II and Community Bancorp (NV) Statutory Trust III are unconsolidated subsidiaries formed solely for the purpose of issuing trust preferred securities and therefore do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill impairment and deferred income taxes.

Cash and Cash Equivalents

For purposes of these financial statements, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits in other banks and federal funds sold.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains amounts due from banks that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment Securities

Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Securities available-for-sale are reported at fair value with unrealized gains or losses reported as other comprehensive income (loss), net of the effect of related taxes. The amortization of premiums and accretion of discounts, computed by the interest method over the contractual lives, is recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Securities classified as held-to-maturity are those debt securities that the Company has both the intent and the ability to hold until maturity, regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount computed by the interest method, over the contractual lives.

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

Interest on loans is recognized over the terms of the loans and is calculated using the effective interest method. Loan origination, commitment fees and certain other direct loan origination costs are deferred and the net amount is amortized as an adjustment to the yield of the related loan. The Company amortizes these amounts over the contractual life of the loan. Direct loan origination costs of a completed loan include an estimate of the portion of salaries and benefit expenses that are incremental costs incurred to originate the loan. Commitment fees based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent (e.g., nonaccrual) unless the credit is well secured and in the process of collection. Interest that is accrued and not collected for loans placed on nonaccrual status is reversed against interest income. The interest income on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for loan losses

The allowance for loan losses (“ALLL” or the “allowance”) is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent loan recoveries, if any, are credited to the allowance.

The ALLL is an amount that management believes will be adequate to absorb probable losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans as well as prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall loan portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of the Company’s loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Southern Nevada and Arizona. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the ALLL based on their judgment about information available to them at the time of their examinations.

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative and environmental factors pursuant to SFAS No. 5, Accounting for Contingencies. The specific component relates to loans that have been individually evaluated for impairment, for which an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan.

A loan is impaired when it is probable, based on current information and events, that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The category of “impaired loans” is not coextensive with the category of “nonaccrual loans,” although the two categories overlap. All loans on nonaccrual, regardless of size, are considered impaired as are any troubled debt restructurings wherein the Company has agreed to modify the loan terms by accepting below market terms, either by granting interest rate concessions or by deferring principal and/or interest payments. In addition to nonaccrual loans and troubled debt restructuring loans, the Company’s review for impaired loans includes other loans that management believes its may not receive contractual interest and/or principal by the contractual due date.

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

For impaired loans that are not also nonaccrual loans, accrual of interest is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Cash collections on impaired loans are generally credited to the loan receivable balance and no interest income is recognized on these loans until the principal balance has been collected, unless the Company determines that collection of the remaining principal balance is reasonably assured.

Loan Brokerage and Referral Fees

Prior to September 2007, the Company had agreements with unaffiliated mortgage companies to complete applications, loan documents and perform pre-underwriting activities. In September 2007, this service was discontinued. The fees from these agreements were recognized as income when earned.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets, with estimated useful lives ranging as follows: buildings and improvements — 15 to 39 years; equipment, furniture and automobiles — 3 to 10 years. Leasehold improvements are depreciated over the lesser of 15 years or the lease term. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

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

Goodwill and Core Deposit Intangible

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values, and reviewed annually for impairment.

Goodwill is the Company’s only intangible asset with an indefinite life. To accomplish the annual impairment analysis of goodwill, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Two reporting units (see segment disclosure — Note 21) have been identified. The fair value of each reporting unit is determined and compared it to its carrying amount on October 1 (annual impairment analysis date). If the carrying amount of a reporting unit exceeds its fair value, additional impairment testing is necessary. The annual impairment analysis indicated that there was no impairment of goodwill.

Core deposit intangible assets (CDI) are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI are amortized to expense on the straight-line over their useful lives, which have been estimated to range from 7 to 8 years. CDI are reviewed for

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment at least annually. If the CDI fair value is below the carrying value, the CDI is reduced to such fair value and a loss is recognized by a charge to operations.

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

Prior to the adoption of SFAS No. 123R, the Company accounted for stock option grants using the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no share-based compensation expense was reflected in net income, as all options granted under the 1995 Plan and 2005 Plan were issued with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.

Also, prior to the adoption of SFAS No. 123R, the Company applied the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS No. 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use the fair value model. Prior to the Company’s initial public offering (“IPO”), the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO the Black-Scholes option pricing model was used to calculate the fair value of stock options. The Company has adopted SFAS No. 123R using the prospective method for options granted prior to the IPO and the modified prospective method for options granted subsequent to the IPO. Under the Company’s transition method, SFAS No. 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased or cancelled. In addition, the expense recognition provision of SFAS No. 123R applies to options granted prior to the adoption date, but subsequent to the IPO, that were unvested at the adoption date.

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

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table compares net income adjusted for pro forma share-based compensation expense, net of tax, for the year ended December 31, 2005. The pro forma compensation cost for options granted in 2005 and prior is recognized for the fair value of the stock options granted. The fair values of options granted were calculated using the Black-Scholes model, which resulted in SFAS No. 123R share-based compensation expense of approximately $523,000 and $740,000, net of tax, for the years ending December 31, 2007 and 2006, respectively.

Year Ended
December 31, 2005
(In thousands, except
earnings per share)

Net income:
As reported	$10,065
Deduct total share-based compensation expensed determined under the fair value method for all awards granted, net of related tax effects	(534)

Pro forma	$9,531

Earnings per share:
As reported:
Basic	$1.45
Diluted	$1.42
Pro forma:
Basic	$1.37
Diluted	$1.34

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2007, 2006 and 2005 were $905,000 $566,000 and $448,000, respectively.

Income Taxes

Deferred income taxes are provided on an asset and liability method. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts (temporary differences) attributable to events that have been recognize in the consolidated financial statements. Deferred income tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section on the balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available-for-sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Reclassifications

Certain amounts in the 2006 and 2005 consolidated financial statements were reclassified to conform to the 2007 presentation, with no effect on previously reported net income or stockholders’ equity.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The literature also provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the Consolidated Balance Sheets prior to the adoption of FIN 48 will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. In addition, in May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48. This FSP provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The FASB clarifies that a tax position could be effectively settled upon examination by a taxing authority. The Company adopted FIN 48 effective January 1, 2007. As of the date of adoption, there was no historical tax position taken that would result in a reasonably possible change in the next twelve months from previously reported amounts and accordingly, there was no material impact with the adoption of FIN 48 on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income. Further, the Company’s policy is to record interest and penalties from underpayment of taxes when it is reasonably probable that the amounts will be incurred. The Company is subject to federal income tax examinations for years beginning in 2004 and thereafter and state and local income tax examinations for years beginning in 2003 and thereafter. There are no federal or state income tax examinations in process.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008 and has determined the adoption will not have any impact on its Consolidated Balance Sheet and Consolidated Statement of Income.

In September 2006, the FASB ratified the consensus reached by the EITF on Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006. The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Company adopted EITF 06-5 effective January 1, 2007. The adoption of EITF 06-5 had no effect on the Company’s Consolidated Balance Sheet or Consolidated Statement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. For Companies electing the fair value option for financial instruments under SFAS No. 159, unrealized gains and losses will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption was permitted subject to certain conditions including the adoption of SFAS No. 157 at the same time. The Company adopted SFAS No. 159

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on January 1, 2008 and has determined the adoption will not have any impact on its Consolidated Balance Sheet and Consolidated Statement of Income.

Note 3.	Acquisition Activity

During 2005 and 2006, the Company completed the following three acquisitions using the purchase method of accounting and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition. The following table summarizes these transactions as of the date of acquisition.

		Community
	Bank of	Bank of	Valley
	Commerce	Arizona	Bancorp
	August 26,	September 30,	October 13,
	2005	2006	2006
	(In thousands)

Cash and cash equivalents	$14,267	$4,188	$27,379
Securities	22,391	6,079	30,632
Loans, net of allowance	103,125	31,170	332,571
Goodwill and core deposit intangible	25,029	9,887	91,738
Other assets	5,887	879	12,376
Deposits	(118,241)	(37,245)	(338,727)
Borrowings	(9,500)	(1,000)	(15,114)
Deferred income taxes, net	—	—	(1,003)
Other liabilities	(2,474)	(358)	(1,067)

Net assets acquired	$40,484	$13,600	$138,785

Value of transaction
Fair value of common stock issued	$20,004	$—	$94,837
Cash	20,004	13,326	42,680

Total consideration paid by the Company	40,008	13,326	137,517
Direct costs of acquisition	476	274	1,268

Total cost of acquisition	40,484	13,600	138,785
Less fair value of net tangible assets acquired	(15,455)	(3,713)	(47,047)
Less estimated fair value of core deposit intangible	(5,331)	(415)	(4,213)

Estimated goodwill resulting from the transaction	$19,698	$9,472	$87,525

Bank of Commerce

On August 26, 2005, the Company acquired 100% of the outstanding common stock of Bank of Commerce (Commerce), a Nevada chartered bank with three branches located in the greater Las Vegas area. Under the terms of the Agreement, the Company paid approximately $20.0 million in cash and issued approximately 608,000 shares for a total purchase price of $40.5 million. Immediately after the acquisition, Bank of Commerce was merged into Community Bank of Nevada. The acquisition was consistent with managements’ strategic goals of continuing to build a successful and profitable banking franchise in the greater Las Vegas area.

The Company’s Consolidated Statement of Income includes the operations of Commerce beginning August 23, 2005.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Community Bank of Arizona (formerly Cactus Commerce Bank)

On September 30, 2006, the Company acquired 100% of the outstanding common stock of Community Bank of Arizona, headquartered in Glendale, Arizona. Under the terms of the Agreement, Community Bank of Arizona’s shareholders received $256.59 in cash for each share of common stock for a total purchase price of approximately $13.6 million. At the date of acquisition, Community Bank of Arizona became a wholly-owned subsidiary of the Company and was subsequently renamed Community Bank of Arizona in February 2007. The acquisition was consistent with the strategic goals of the Company to expand beyond the southern Nevada geographic region.

The Company’s Consolidated Statement of Income includes the operations of Community Bank of Arizona’s beginning September 30, 2006.

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

The Company’s Consolidated Statement of Income includes the operations of Valley Bancorp beginning October 14, 2006.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Information for Acquisitions

The following table presents the unaudited pro forma results of operations for the years ended December 31, 2006 and 2005, respectively, as if the Bank of Commerce, Community Bank of Arizona and Valley Bancorp acquisitions described above had been completed as of January 1, 2005. The unaudited pro forma results of operations include: (1) the historical accounts of the Company, Bank of Commerce, Community Bank of Arizona and Valley Bancorp; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of future operating results or operating results that might have occurred had these acquisitions been completed at the beginning of 2005. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	For the Year Ended
	December 31, 2006	December 31, 2005
	(In thousands)

Net interest income	$69,872	$55,413
Provision for loan losses	3,925	2,705

Net interest income after provision for loan losses	65,947	52,708
Non-interest income	2,931	3,180
Non-interest expense	40,172	33,536

Income before income tax provision	28,706	22,352
Income tax provision	10,264	7,108

Net income	$18,442	$15,244

Basic earnings per share	$1.78	$1.47

Diluted earnings per share	$1.76	$1.45

Goodwill and other Intangible Assets

Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. The Company’s annual impairment tests of goodwill resulted in no impact on its results of operations and financial condition.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Balance — January 1,	$115,865	$19,698
Additions due to acquisitions	—	96,997
Additions (decreases) due to additional fair value adjustments and merger related costs	94	(367)
Decreases due to deferred income tax and other tax adjustments	(2,323)	(463)

Balance — December 31,	$113,636	$115,865

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets with definite lives (CDI) are amortized over their respective estimated useful lives and reviewed for impairment annually. The Company recorded an expense of approximately $1.3 million, $884,000 and $254,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The changes in the gross amounts of CDI and the related accumulated amortization for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Gross amount
Balance — January 1,	$9,959	$5,331
Additions due to acquisitions	—	4,628

Balance — December 31,	9,959	9,959

Accumulated amortization
Balance — January 1,	1,138	254
Amortization	1,340	884

Balance — December 31,	2,478	1,138

Balance — December 31,	$7,481	$8,821

Note 4.	Restrictions on Cash and Due from Banks

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. These reserve requirements are based on a percentage of certain deposit liabilities. The total of these reserves as of December 31, 2007 and 2006 were approximately $1.9 million and $339,000, respectively.

Note 5.	Securities

Carrying amounts and estimated fair values of securities available-for-sale as of December 31, 2007 and 2006 are summarized as follows:

	2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Values
	(In thousands)

U.S. Government-sponsored agencies	$26,537	$285	$(11)	$26,811
Municipal bonds	20,750	259	(27)	20,982
SBA loan pools	501	—	(4)	497
Mortgage-backed securities	40,300	163	(566)	39,897
Mutual funds	30	—	—	30

	$88,118	$707	$(608)	$88,217

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Values
	(In thousands)

U.S. Government-sponsored agencies	$37,963	$143	$(149)	$37,957
Municipal bonds	21,312	221	(107)	21,426
SBA loan pools	576	—	(3)	573
Mortgage-backed securities	47,727	122	(1,160)	46,689
Mutual funds	1,204	—	—	1,204

	$108,782	$486	$(1,419)	$107,849

Carrying amounts and estimated fair values of securities held-to-maturity as of December 31, 2007 and 2006 are summarized as follows:

	2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Values
	(In thousands)

Municipal bonds	$646	$15	$—	$661
SBA loan pools	155	1	—	156

	$801	$16	$—	$817

	2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Values
	(In thousands)

Municipal bonds	$1,070	$23	$—	$1,093
SBA loan pools	239	2	—	241

	$1,309	$25	$—	$1,334

The amortized cost and fair value of securities available-for-sale and held-to-maturity by contractual maturities as of December 31, 2007 are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities and SBA loan pools because the mortgages underlying the securities may be called or prepaid without any penalties, and therefore, they are not included in the maturity categories in the following summary:

	2007
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$13,272	$13,312	$110	$111
Due after one year through five years	26,537	26,884	20	20
Due after five years through ten years	7,478	7,597	515	530
Due after ten years	—	—	—	—
Mortgage-backed securities and SBA loan pools	40,801	40,394	156	156
Mutual funds	30	30	—	—

	$88,118	$88,217	$801	$817

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross realized gains on sales of securities during the years ended December 31, 2007, 2006 and 2005 were approximately $4,000, $2,000 and $0, respectively. Gross realized losses on sales of securities during the years ended December 31, 2007, 2006 and 2005 were approximately $0, $0 and $0, respectively. Securities available-for-sale with carrying amounts of approximately $37.0 million and $47.0 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, advances from the Federal Home Loan Bank (see Note 10, Borrowed Funds), and for other purposes required or permitted by law.

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	2007
	Less Than
	Twelve Months			Over Twelve Months		Totals
	Gross			Gross		Gross
	Unrealized		Fair	Unrealized	Fair	Unrealized	Fair
	(Losses)		Value	(Losses)	Value	(Losses)	Value
	(In thousands)

U. S. Government-sponsored agencies	$—		$—	$(11)	$5,487	$(11)	$5,487
Municipal bonds	—		—	(27)	3,316	(27)	3,316
SBA loan pools	—		—	(4)	491	(4)	491
Mortgage-backed securities	—(A	)	371	(566)	27,363	(566)	27,734

	$—		$371	$(608)	$36,657	$(608)	$37,028

(A)	Less than $1,000

	2006
	Less Than
	Twelve Months		Over Twelve Months		Totals
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	(Losses)	Value	(Losses)	Value	(Losses)	Value
	(In thousands)

U. S. Government-sponsored agencies	$(1)	$2,284	$(148)	$12,807	$(149)	$15,091
Municipal bonds	(8)	2,615	(99)	6,774	(107)	9,389
SBA loan pools	—	—	(3)	568	(3)	568
Mortgage-backed securities	(4)	1,863	(1,156)	33,492	(1,160)	35,355

	$(13)	$6,762	$(1,406)	$53,641	$(1,419)	$60,403

At December 31, 2007, 69 available-for-sale debt securities have unrealized losses with aggregate depreciation of approximately 2% from the Company’s amortized cost-basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the Federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry reports by analysts.

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has concluded that the continuous unrealized loss position for the past 12 months on the above securities is a result of the level of market interest rates

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, the Company has the ability to hold these securities until their fair value recovers to their cost.

Note 6.	Loans

The composition of the Company’s loan portfolio as of December 31, 2007 and 2006 is as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Commercial and industrial	$210,614	$177,583
Real estate:
Commercial	370,464	347,072
Residential	43,212	35,150
Construction and land development	789,185	686,267
Consumer and other	5,707	7,139

Total gross loans	1,419,182	1,253,211
Less:
Allowance for loan losses	17,098	14,973
Net unearned loan fees and discounts	5,194	3,397

Total net loans	$1,396,890	$1,234,841

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)

Balance at beginning of period	$14,973	$8,117	$6,133
Provision for loan losses	3,355	3,509	1,085
Allowance resulting from acquisition	—	3,816	933
Less amounts charged off	(1,552)	(661)	(220)
Recoveries of amounts charged off	322	192	186

Balance at end of period	$17,098	$14,973	$8,117

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about impaired and nonaccrual loans as of December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(In thousands)

Impaired loans with a valuation allowance	$3,097	$811	$820
Impaired loans without a valuation allowance	26,702	5,239	1,291

Total impaired loans	$29,799	$6,050	$2,111

Average balance of impaired loans	$15,163	$5,889	$2,220

Related valuation allowance	$1,283	$232	$336

Nonaccrual loans	$12,076	$647	$912

Loans past due 90 days or more and still accruing interest	$—	$—	$3

Interest income recognized on impaired loans	$1,551	$491	$227

Interest income recognized on a cash basis on impaired loans	$948	$398	$195

Note 7.	Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Land	$8,825	$6,395
Buildings and improvements	17,395	16,289
Equipment and furniture	8,416	6,729
Automobiles	314	303

	34,950	29,716
Less accumulated depreciation	(7,415)	(5,583)

Premises and equipment, net	$27,535	$24,133

Note 8.	Deposits

At December 31, 2007, the scheduled maturities of time deposits are as follows (in thousands):

(In thousands)

2008	$350,065
2009	7,885
2010	569
2011	105
2012	81
2013 and thereafter	—

Total	$358,705

At December 31, 2007, seven customer balances totaling $320.0 million comprised 26% of total deposits. These seven customer balances constitute all brokered deposits at December 31, 2007. Of these deposits at December 31, 2007, $280.0 million were interest bearing wholesale demand deposit accounts and $40.0 million

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were other time deposits. At December 31, 2006, three customer balances totaling $171.1 million comprised 15% of total deposits. These three customer balances constituted all brokered deposits at December 31, 2006. Of the deposits at December 31, 2006, $90.5 million were interest bearing wholesale deposits and $80.6 million were brokered other time deposits.

Note 9.	Borrowed Funds

Community Bank of Nevada has a commitment from the Federal Home Loan Bank (“FHLB”) for borrowings, which are collateralized by a blanket lien on all loans secured by real estate and all business loans. The agreement can be terminated by the FHLB at any time. As of December 31, 2007 and 2006, loans with a balance of approximately $245.3 million and $152.6 million, respectively, were pledged as collateral on advances from the FHLB as part of the blanket lien. In addition, the acquisitions of Bank of Commerce, Community Bank of Arizona, and Valley Bancorp, have added borrowings which are collateralized by securities. The interest rate charged on all borrowings is determined by the FHLB at the time of the advance. As of December 31, 2007 and 2006, the remaining borrowing capacity of FHLB advances was $33.4 million and $38.7 million, respectively.

Borrowings outstanding as of December 31, 2007 and 2006 were as follows (in thousands, except percentage data):

2007
Date		Payments	Interest Rate	Maturity	Advance

December 31, 2007	(A)	Interest and principal at maturity	Variable 3.30%	January 2, 2008	$61,500
February 7, 2006	(A)	Interest monthly, principal at maturity	Fixed 4.92%	February 9, 2009	20,000
February 21, 2006	(A)	Interest monthly, principal at maturity	Fixed 5.00%	February 21, 2008	20,000
March 23, 2006	(A)	Interest semi-annually, principal at maturity	Fixed 5.01%	March 23, 2009	1,000
October 13, 2006	(A)	Interest semi-annually, principal at maturity	Fixed 4.07%	June 23, 2008	14,914
January 18, 2007	(A)	Interest monthly, principal at maturity	Fixed 5.16%	January 20, 2009	15,000
September 26, 2007	(C)	Interest and principal paid monthly	Variable 6.30%	September 26, 2010	14,270

Total					$146,684

2006
Date		Payments	Interest Rate	Maturity	Advance

August 26, 2005	(A)	Interest semi-annually, principal at maturity	Fixed 3.49%	January 10, 2007	$3,500
August 31, 2006	(A)	Interest monthly, principal at maturity	Fixed 5.32%	August 31, 2007	15,000
December 29, 2006	(B)	Interest and principal at maturity	Fixed 6.21%	January 2, 2007	3,440
February 7, 2006	(A)	Interest monthly, principal at maturity	Fixed 4.92%	February 9, 2009	20,000
February 21, 2006	(A)	Interest monthly, principal at maturity	Fixed 5.00%	February 21, 2008	20,000
September 30, 2006	(A)	Interest monthly, principal at maturity	Fixed 5.01%	March 23, 2009	1,000
October 13, 2006	(A)	Interest semi-annually, principal at maturity	Fixed 4.07%	June 23, 2008	14,755

Total					$77,695

(A)	FHLB Advance

(B)	Unsecured federal funds purchase

(C)	Unsecured loan

The Company has agreements with other lending institutions under which it can purchase up to $103.0 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. The agreements can be terminated by the lending institutions at any time. As of December 31, 2007, the Company had no federal funds purchased outstanding and $3.4 million outstanding at December 31, 2006.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2007, the Company borrowed $15.5 million and used the proceeds to redeem junior subordinated debt owed to Community Bancorp (NV) Statutory Trust I which used the proceeds to redeem its trust preferred issuances. The borrowing is unsecured, bears interest at the one month LIBOR plus 1.50% and is payable in the amount of approximately $478,000 monthly (commencing in October 2007) with all unpaid interest and principal due on September 26, 2010. The 30-day month LIBOR rate at December 31, 2007 was 5.02%. Additionally, the loan agreement requires the lender’s approval prior to issuing dividends to shareholders.

Note 10.	Junior Subordinated Debt

As of December 31, 2007 and 2006, the Company had outstanding junior subordinated debt of approximately $72.2 million and $87.6 million, respectively, consisting of trust preferred securities (collectively, the “Securities”) issuances. The securities issued through Community Bancorp (NV) Statutory Trust I ($15.5 million) bore interest at the three month LIBOR rate plus 3.40%. In September 2007, the Company redeemed these securities at par value, utilizing the proceeds from the September 26, 2007, loan (see Note 9) to effectuate the redemption. Junior subordinated debt outstanding as of December 31, 2007 and 2006 is as follows:

			Interest Rate
Date	Name of Trust	Payments	Fixed	Floating	Maturity	2007	2006
						(In thousands)

September 26, 2002	Community Bancorp (NV)-Statutory Trust I	Semi-annually	N/A	3 month LIBOR plus 3.40%	2032	$—	$15,464
September 23, 2005	Community Bancorp (NV)-Statutory Trust II	Quarterly	5.94% for first 7 years	3 month LIBOR plus 1.37%	2035	20,619	20,619
September 21, 2006	Community Bancorp (NV)-Statutory Trust III, fixed portion	Quarterly	6.78% for first 5 years	3 month LIBOR plus 1.60%	2036	26,547	26,547
September 21, 2006	Community Bancorp (NV)-Statutory Trust III, variable portion	Quarterly	N/A	3 month LIBOR plus 1.60%	2036	25,000	25,000

(1) The 3-month LIBOR rate at December 31, 2007 was 4.98%						$72,166	$87,630

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

In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of Tier I capital elements, net of goodwill. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The quantitative limits become effective on March 31, 2009. As of December 31, 2007, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit ($70.0 million).

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

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2007 and 2006 is as follows:

	2007	2006
	(In thousands)

Commitments to extend credit, including unsecured commitments of approximately $28,137 for 2007 and $26,925 for 2006	$430,093	$351,236
Credit card commitments, including unsecured amounts of approximately $818 for 2007 and $2,047 for 2006	818	2,064
Standby letters of credit, including unsecured commitments of approximately $2,485 for 2007 and $480 for 2006	4,083	5,673

	$434,994	$358,973

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. The Company has approximately $877,000 and $800,000 reflected in other liabilities for off-balance sheet risk associated with commitments to extend credit at December 31, 2007 and 2006, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (“FIN 45”). Thereafter, the liability is evaluated pursuant to SFAS No. 5 Accounting for Contingencies. As of December 31, 2007 and 2006, the amount of the liability related to guarantees was approximately $10,000 and $14,000, respectively.

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

Financial Instruments with Concentrations of Credit Risk

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in the greater Las Vegas, Nevada and Phoenix, Arizona areas. Real estate loans accounted for approximately 85% of the total gross loans as of December 31, 2007 and 2006. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 2% and 3%

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of total gross loans were unsecured as of December 31, 2007 and 2006, respectively. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

At December 31, 2007 the Company’s nonaccrual and impaired loans totaled $12.1 million and $29.8 million, respectively. Approximately 95.5% of the nonaccrual loans and impaired loans were related to borrowers in the greater Las Vegas, Nevada geographic region.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Lease Commitments

The Company leases certain branches and office facilities under operating leases. The Company has leased ten branch locations, one loan production office, and its corporate headquarters under various non-cancelable agreements with expiration dates through March 2018, and which require various minimum annual rentals.

Future minimum rental payments due under all term leases are as follows (in thousands):

2008	$1,765
2009	1,595
2010	1,528
2011	1,408
2012	1,106
Thereafter	2,869

$10,271

Total rent expense for all operating leases was approximately $1.7 million, $1.2 million and $656,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in occupancy, equipment and depreciation expense on the consolidated statements of income.

In addition to the Company’s commitments as a lessee, the Company also receives monthly rental income from leased space at the Sahara branch. The Company leases approximately 6,400 square feet under an operating lease with an unrelated third party. The base rent is approximately $12,000 per month with an annual increase of 3%, and is included as rental income on the consolidated statements of income of the Company. The lease expires on June 30, 2009, and contains a 5-year renewal option with rent at the prevailing rate at the time of renewal.

The Company received tenant improvement allowances for three of its leased facilities. At December 31, 2007 and 2006, the total amount received was approximately $1.0 million and $807,000, respectively. In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, the allowances are being amortized over the life of the leases. At December 31, 2007 and 2006, the balance was approximately $805,000 and $690,000, respectively, and is included in other liabilities on the consolidated balance sheets.

As of December 31, 2007, there are no material commitments for capital expenditures.

Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer of Community Bank of Nevada. The employment agreements require the Company to pay severance in the event of termination of the employee or a change in control of the Company.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Derivative Financial Instruments

During 2006, the Company originated two fixed rate loans with an aggregate principal balance of approximately $20.0 million. The Company also entered into two interest rate swap agreements with notional values equal to the principal balance of the two fixed rate loans. The interest rate swap agreements are LIBOR-based where the Company’s interest payments are based on a fixed interest rate and the Company’s receipt of interest payments are based on a variable interest rate. The Company retains any net swap settlement income and pays any net swap settlement expense. As the Company has not elected hedge accounting, the net swap settlement income has been recorded in noninterest income.

Each of the loan agreements contains contractual provisions that modify the principal balance to be paid in the event of prepayment by the borrower or acceleration of the loan by the Company (acceleration is possible only if the borrower defaults on the loan). The principal balance adjustment is effectively equal to the difference between the fair value and the outstanding principal of the loan, at the date of prepayment. The loan agreements contain provisions that delineate the methods to be used to compute the principal adjustment which include, at the Company’s option, the cost or benefit incurred by the Company to terminate any reciprocal swap agreement.

The interest rate swap agreements are recorded at fair value as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. However, the accounting for the liability due to or receivable due from the borrower resulting from the termination of the swap is governed by SFAS No. 5. This pronouncement requires the recognition of a liability when amounts are due to the borrower but precludes the recording of a receivable when amounts are due from the borrower. The fair values of the swap agreements are reflected in other assets or other liabilities, as applicable, and amounts, if any, owed to the borrower are recorded in other liabilities on the Consolidated Balance Sheets. As a result of a decrease in market value associated with one of the interest rate swaps, a loss of $380,000 was recorded in the Company’s Consolidated Statements of Income for the year end December 31, 2007. There were no losses recognized for the years ended December 31, 2006 or 2005.

Fair values for the swap agreements are based upon quoted market prices.

Note 13.	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information for financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2007 or 2006. The estimated fair value amounts for 2007 and 2006 have been measured as of year end, and have not been reevaluated or updated for purposes of these financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at year end.

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

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheets for cash, due from banks, interest-bearing deposits in other banks and federal funds sold approximate their fair value.

Securities

Fair value for securities is based on quoted market prices where available or on quoted markets for similar securities in the absence of quoted prices on the specific security. Securities available-for-sale are reported in the balance sheets at fair value. Securities held — to-maturity are reported in balance sheet at cost.

Required Equity Investments

The Company’s subsidiary banks are members of the Federal Home Loan Bank, Federal Reserve Bank and Pacific Coast Bankers Bank systems and maintain an investment in capital stock of each of these banks. No ready market exists for these investments. As a result, the carrying amounts were deemed to approximate fair value, as the stocks may be sold back to the Federal Home Loan Bank, Federal Reserve Bank or Pacific Coast Bankers Bank or other bank at the Company’s carrying value.

Loans

For loans with variable interest rates that re-price frequently and that have experienced no significant change in credit risk, fair value is based on carrying value. Variable rate loans comprised approximately 66% and 73% of the total loan portfolio at December 31, 2007 and 2006, respectively. Fair value of all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the re-pricing date are not expected to be significant. Loans are expected to be held-to-maturity and any unrealized gains or losses are not expected to be realized.

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

Borrowings

The carrying amounts reported in the consolidated balance sheets for short term borrowings approximate their fair values. Fair values for long-term borrowings are estimated using a discounted cash flow calculation at current market rates.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Junior Subordinated Debt

The carrying amounts reported in the consolidated balance sheets for variable rate junior subordinated debt approximate their fair values. Fair values for fixed rate junior subordinated debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered on new debt with similar terms.

Off-Balance Sheet Instruments

Fair value for off-balance sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet instruments was not material at December 31, 2006.

The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Assets:
Cash and cash equivalents	$19,404	$19,404	$46,116	$46,116
Securities available for sale	88,217	88,217	107,849	107,849
Securities held to maturity	801	817	1,309	1,334
Required equity investments	14,014	14,014	6,589	6,589
Loans, net of allowance for loan losses (1)	1,396,890	1,389,886	1,234,841	1,222,388
Accrued interest receivable	8,046	8,046	7,668	7,668
Derivative financial instruments	56	56	1,000	1,000
Liabilities:
Deposits	1,230,462	1,232,301	1,176,276	1,177,606
Borrowings	146,684	147,090	77,695	77,204
Accrued interest payable	2,909	2,909	2,761	2,761
Junior subordinated debt	72,166	68,925	87,630	86,362
Derivative financial instruments	436	436	1,000	1,000

(1)	Includes fair value of lending commitments and standby letters of credit of $435.0 million and $434.5 million, respectively, for the year ended December 31, 2007.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Tax Matters

The cumulative tax effects of the primary temporary differences that created deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$5,824	$5,055
Unrealized loss on securities available for sale	—	533
Acquisition costs	1,026	—
Fair value adjustment of assets acquired	71	433
Share-based compensation expense	330	340

Total deferred tax assets	7,251	6,361

Deferred tax liabilities:
Premises and equipment	(1,826)	(1,879)
Deferred loan costs , net	(980)	(396)
FHLB dividend	(277)	(140)
Core deposit intangible	(2,485)	(2,944)
Unrealized gain on securities available for sale	(35)	—
Other	(145)	(127)

Total deferred tax liabilities	(5,748)	(5,486)

Net deferred tax assets	$1,503	$875

At December 31, 2007 and 2006, no valuation reserve was considered necessary as management believes it is more likely than not that the deferred tax assets will be realized.

The provision for federal income taxes is comprised of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)

Current	$11,866	$9,782	$4,336
Deferred	(843)	(1,201)	103

	$11,023	$8,581	$4,439

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income for the years ended December 31, 2007, 2006 and 2005 due to the following:

	2007		2006		2005
			(In thousands)

Computed “expected” tax expense	$10,996	35%	$8,477	35%	$5,076	35%
Adjustments to income tax resulting from:
Tax-exempt interest income	(379)	(1)%	(293)	(2)%	(444)	(3)%
State taxes, net of federal benefit	124	0%	175	1%	—	0%
Other	282	1%	222	1%	(193)	(2)%

	$11,023	35%	$8,581	35%	$4,439	30%

Management has not identified any uncertain tax positions or any unrecognized tax positions that if recognized would affect the effective tax rate of the Company. It is the policy of management to include interest or penalties from income tax liabilities in noninterest expense. Penalties and interest from income tax liabilities included in noninterest expense totaled $25,000 for the year ended December 31, 2007. No penalties or interest from income tax liabilities were recognized for the years ended December 31, 2006 and 2005.

Note 15.	Earnings Per Share

Basic earnings per share (“EPS”) represent income available to common stockholders divided by the weighted-average number of common shares outstanding (excluding non-vested restricted stock) during the year. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding options and non-vested restricted stock, and are determined using the treasury stock method.

Earnings per share have been computed based on the following:

	2007			2006			2005
		Average			Average			Average
	Net	Number	Per Share	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts	Income	of Shares	Amounts
	(In thousands, except earnings per share)

Basic EPS	$20,395	10,359	$1.96	$15,639	8,037	$1.95	$10,065	6,965	$1.45
Effect of dilutive securities:
Stock options	—	58	(0.01)	—	100	(0.03)	—	127	(0.03)
Restricted stock	—	38	—	—	—	—	—	—	—

Diluted EPS	$20,395	10,455	$1.95	$15,639	8,137	$1.92	$10,065	7,092	$1.42

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 614,000 shares, 464,000 shares and 141,000 shares at December 31, 2007, 2006 and 2005, respectively.

Note 16.	Employee Benefit Plan

The Company has a qualified 401(k) employee benefit plan (the “Plan”) for all eligible employees. The Company is required to make matching contributions as outlined in the Plan and may elect to contribute a discretionary amount each year. The Company’s total contributions were approximately $379,000, $255,000, and $152,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Share-Based Compensation

As of December 31, 2007 and 2006, the Company has outstanding options under two share-based compensation plans. The related compensation cost was approximately $1.2 million and $1.1 million for the years ended December 31, 2007 and 2006, respectively. The total reduction in income tax expense recognized in the income statement for share-based compensation arrangements was approximately $417,000 and $399,000 for the years ended December 31, 2007 and 2006, respectively. The compensation expense related to the share-based compensation plans was included in salaries, wages and employee benefit expenses and director fees in the accompanying consolidated income statements and no share-based compensation was capitalized during 2007.

As of December 31, 2007, there was approximately $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted subsequent to the IPO. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock options

The Company’s 1995 Stock Option and Award Plan (the “1995 Plan”) expired in July 2005, although options previously granted under that plan are still vesting and exercisable. On May 19, 2005, the stockholders of the Company approved the 2005 Equity Based Compensation Plan (the “2005 Plan”). The 2005 Plan authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance share cash only awards. Incentive stock options are granted with an exercise price equal to the closing stock price of the Company’s stock at the date of grant; those options generally vest based on five years of continuous service and have 10-year contractual terms. Non-qualified stock options are also granted with an exercise price equal to the closing stock price of the Company’s stock at the date of grant; those options vest immediately and have 10-year contractual terms. The 2005 Plan provides for a maximum of fifteen percent (15%) of the Company’s outstanding shares as of March 24, 2005 and adjusts on each anniversary thereafter to be 15% of the then outstanding number of shares that may be delivered for awards, less any restricted shares issued. As of March 24, 2007, the number of shares that may be delivered for awards was approximately 1.6 million. The maximum number of shares that may be granted as incentive stock options is 800,000. As of December 31, 2007, the total number of awards remaining to be granted under the 2005 Plan was approximately 1.4 million.

Compensation expense for options granted in 2006 and the pro forma disclosure amounts for 2005 were computed based on the fair value of the stock options granted at the date of issuance. The fair values of options granted were calculated using the Black-Scholes model that uses the assumptions noted in the table below. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. The Company estimates the expected life of options using the simple average of the vesting term and the original contract term. The risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term. Expected volatility is based on the expected volatility of similar entities that have been public for a period of time at least equal to the estimated life of the options, considering industry, stage of life cycle, size and financial leverage. The dividend yield is based on the assumption that the Company does not foresee any circumstances in the immediate future in which cash dividends would be paid on common stock.

The following weighted-average assumptions were used:

	2007(A)	2006	2005

Expected life in years	—	6.2	7.0
Risk-free interest rate	—	5.080%	3.875%
Dividend yield	—	—	—
Fair value per option	—	$11.47	$9.49
Volatility	—	25.34%	16.93%

(A) No options were granted in 2007

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity for the years ended December 31, 2007 and 2006, and changes during the year then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term in	Intrinsic
	Shares	Price	Years	Value

Outstanding options, December 31, 2005	397,994	$21.28	8.6	$4,111,000
Granted	301,000	30.59
Exercised	(21,427)	10.61		$470,000
Expired	(3,066)	1.96
Forfeited	(14,007)	30.30

Outstanding options, December 31, 2006	660,494	25.77	8.3	$3,284,000
Granted	—	—
Exercised	(36,204)	8.87		$741,000
Expired	—	—
Forfeited	(59,545)	28.03

Outstanding options, December 31, 2007	564,745	$26.61	7.6	$549,000

Options exercisable, December 31, 2006	265,748	$21.62	7.8	$2,410,000

Options exercisable, December 31, 2007	303,745	$24.49	7.3	$480,000

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007.

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
	Number of	Remaining	Average	Number of	Remaining	Average
	Shares	Contractual	Exercise	Shares	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Life in Years	Price

$ 3.92 - $ 5.48	16,566	2.5	$5.40	16,566	2.5	$5.40
$ 7.44 - $10.33	9,079	5.8	8.52	9,079	5.8	8.52
$15.00	114,100	6.7	15.00	85,100	6.7	15.00
$30.29 - $30.60	270,000	8.5	30.60	98,000	8.5	30.60
$31.55	155,000	7.6	31.55	95,000	7.6	31.55

$ 3.92 - $31.55	564,745	7.6	26.61	303,745	7.3	24.49

The aggregate intrinsic value of options vested during the year ended December 31, 2007 was approximately $60,000.

Restricted Stock

In August and September 2007, the Company issued a total of approximately 163,000 shares of restricted common stock to certain employees and directors. Restricted common stock issued to employees is subject to a three year cliff vesting and the directors restricted common stock vest annually over a three year period. Share-based compensation costs associated with the issuance of the restricted common stock is recognized on a straight-line basis over three years and amounted to approximately $387,000 for the year ended December 31, 2007. As of

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, the Company had approximately $2.7 million of unrecognized costs related to unvested restricted stock. The Company expects to recognize these costs over the next three years.

A summary of the status of restricted and performance stock outstanding and the change during the year is presented in the table below:

		Weighted
		average fair value
	Shares	on award date

Outstanding at December 31, 2006	—	$—
Awarded	163,195	25.37
Shares issued by the Company upon vesting	—	—
Forfeited	(2,058)	25.35

Outstanding at December 31, 2007	161,137	25.37

The following table summarizes information about outstanding restricted and performance stock awards at December 31, 2007:

	Granted		Vested		Forfieted		Outstanding at 12/31/2007
		Weighted Average		Weighted Average		Weighted Average		Weighted Average	Fair	Weighted Average
		Fair Value on		Fair Value on		Fair Value on		Fair Value on	Value at	Remaining
	Shares	Award Date	Shares	Award Date	Shares	Award Date	Shares	Award Date	12/31/2007	Contractual Life

Awarded 8/23/2007	159,834	$25.35	—	$—	(2,058)	$25.35	157,776	$25.35	$2,741	2.57
Awarded 9/20/2007	3,361	26.25	—	—	—	—	3,361	26.25	58	1.83

Total	163,195	25.37	—	—	(2,058)	25.35	161,137	25.37	$2,799	2.56

Stock appreciation rights

In July 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan. The Company accounts for the Stock Appreciation Rights (“SAR”) using liability accounting which requires the Company to record the liability of the SAR at fair value, rather than intrinsic value. The total accrued liability, included in accrued interest payable and other liabilities on the Consolidated Balance Sheet, was approximately $429,000 at December 31, 2006. All outstanding SAR were settled, with cash payments made in April 2007 and, accordingly, there was no accrued liability for SAR at December 31, 2007. SAR expense for the years ended December 31, 2007, 2006 and 2005 was $32,000, $72,000 and $446,000, respectively.

Note 18.	Transactions with Related Parties

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate loan transactions with related parties for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
	(In thousands)

Balance, beginning	$4,119	$4,826
New loans	621	3,748
Repayments	(1,825)	(4,221)
No longer classified as related party	—	(234)

Balance, ending	$2,915	$4,119

In addition to the above amounts, the Company has commitments to extend credit to related parties of approximately $1.8 million and $1.1 million at December 31, 2007 and 2006, respectively.

None of these related party loans are past due, on nonaccrual status, or restructured to provide a reduction or deferral of interest or principal because of deteriorations in the financial position of the borrower.

Deposits from directors, principal officers and their affiliates totaled $20.9 million and $22.8 million at December 31, 2007 and 2006, respectively.

Note 19.	Regulatory Capital

The Company, and its wholly-owned subsidiaries, Community Bank of Nevada and Community Bank of Arizona, are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and each of its subsidiaries must meet specific capital guidelines that involve qualitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators and management about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each of its subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, all of which are defined in the regulations. Management believes, as of December 31, 2007 and 2006, that the Company and each of its subsidiaries meet all capital adequacy requirements to which they are subject.

As disclosed in Note 10, Junior Subordinated Debt, the proceeds from the issuance of trust preferred securities by the Trusts are considered Tier I capital, subject to percentage limitations, by the Company for regulatory purposes. The FRB has advised bank holding companies to continue to report the amount of the trust preferred securities in regulatory reports as a minority interest and thereby included in Tier I capital.

Based on the most recent notification from federal banking agencies, Community Bank of Nevada and Community Bank of Arizona were categorized as well capitalized under the regulatory framework for prompt corrective action. To be well capitalized, Community Bank of Nevada and Community Bank of Arizona must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed this categorization for each of the subsidiaries.

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual capital amounts and ratios of the Company and its wholly-owned subsidiaries, Community Bank of Nevada and Community Bank of Arizona, are presented in the following tables:

	As of December 31, 2007
					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets):
Community Bank of Nevada	$186,315	12.1%	$122,870	8%	$153,588	10%
Community Bank of Arizona	$24,217	28.6%	$6,764	8%	$8,455	10%
Company	$201,037	12.4%	$129,590	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets):
Community Bank of Nevada	$170,322	11.1%	$61,435	4%	$92,153	6%
Community Bank of Arizona	$23,159	27.4%	$3,382	4%	$5,073	6%
Company	$183,939	11.4%	$64,795	4%	N/A	N/A
Tier I Capital (to Average Assets):
Community Bank of Nevada	$170,322	11.7%	$58,207	4%	$72,758	5%
Community Bank of Arizona	$23,159	28.1%	$3,298	4%	$4,123	5%
Company	$183,939	12.0%	$61,322	4%	N/A	N/A

	As of December 31, 2006
					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets):
Community Bank of Nevada	$168,006	12.3%	$109,689	8%	$137,111	10%
Community Bank of Arizona	$24,063	49.5%	$3,892	8%	$4,865	10%
Company	$194,772	13.7%	$113,912	8%	N/A	N/A
Tier I Capital (to Risk-Weighted Assets):
Community Bank of Nevada	$153,690	11.2%	$54,845	4%	$82,267	6%
Community Bank of Arizona	$23,454	48.2%	$1,946	4%	$2,919	6%
Company	$167,961	11.8%	$56,956	4%	N/A	N/A
Tier I Capital (to Average Assets):
Community Bank of Nevada	$153,690	11.3%	$54,416	4%	$68,020	5%
Community Bank of Arizona	$23,454	36.3%	$2,584	4%	$3,231	5%
Company	$167,961	11.7%	$57,277	4%	N/A	N/A

The principal source of Community Bancorp’s cash reserves are dividends received from Community Bank of Nevada. Nevada law imposes certain restrictions on a bank’s ability to pay dividends and prohibits a bank from paying dividends if doing so would reduce its stockholders’ equity below (i) the initial stockholders’ equity of the bank, or (ii) 6% of the total deposit liability of the bank, as determined by the Nevada Department of Business and Industry, Financial Institutions Division. As a result of the State of Nevada banking regulations, which require the sum of the bank’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the bank’s

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total daily deposit liabilities for the preceding 60 days, approximately $69.7 million and $71.4 million of Community Bank’s stockholders’ equity was restricted at December 31, 2007 and 2006, respectively.

Note 20.	Condensed Financial Information of Parent Company

The condensed financial statements of Community Bancorp are as follows:

	As of December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Cash and due from banks	$962	$447
Securities available for sale, at fair value	708	769
Investment in Community Bank of Nevada stock	281,233	267,867
Investment in Community Bank of Arizona stock	33,427	33,520
Other assets	5,463	4,451

Total assets	$321,793	$307,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings	$14,271	$—
Accrued interest payable and other liabilities	237	553
Junior subordinated debt	72,166	87,630

	86,674	88,183
Stockholders’ equity	235,119	218,871

Total liabilities and stockholders’ equity	$321,793	$307,054

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Interest and dividend income	$14,275	$6,949	$1,263
Interest expense	6,102	3,696	1,393

Net interest income (loss)	8,173	3,253	(130)
Provision for loan losses	—	97	129

Net interest income (loss) after provision for loan losses	8,173	3,156	(259)
Total other income	75	—	—
Total other expenses	2,237	1,766	1,196

Income (loss) before income tax provision	6,011	1,390	(1,455)
Income tax (benefit)	(2,842)	(1,147)	(393)

	8,853	2,537	(1,062)
Equity in undistributed net income of subsidiaries	11,542	13,102	11,127

Net income	$20,395	$15,639	$10,065

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$20,395	$15,639	$10,065
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) of subsidiaries	(11,542)	(13,102)	(11,127)
Depreciation of premises and equipment	2	—	—
Provision for loan losses	—	97	129
Tax benefit related to exercise of stock options	—	—	5
Net amortization (accretion) of investment premium and discount	—	4	8
Stock-based compensation expense	140	386	—
(Increase) decrease in other assets	(996)	129	289
Increase in accrued interest payable and other liabilities	(314)	293	(1,360)

Net cash provided by (used in) operating activities	7,685	3,446	(1,991)

Cash flows from investing activities:
Proceeds from maturities of and principal paydowns on securities held to maturity	59	86	176
Investment in stock of subsidiaries	—	(36,000)	(1,500)
Cash paid for acquisitions, net	—	(57,548)	(20,480)
Purchase of premises and equipment	(16)	—	—
Net (increase) decrease in loans	—	21,826	(14,838)

Net cash provided by (used in) investing activities	43	(71,636)	(36,642)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,464	—	—
Repayment of long-term debt	(1,193)	—	—
Proceeds from issuance of long-term subordinated debentures	—	50,000	20,000
Redemption of long-term subordinated debentures	(15,464)	—	—
Purchase of treasury stock	(6,399)	—	—
Excess tax benefit related to exercise of stock options	58	128	—
Proceeds from exercise of stock options	321	227	105
Cost of issuing stock in acquisitions	—	(168)	(160)

Net cash (used in) provided by financing activities	(7,213)	50,187	19,945

Net increase (decrease) in cash and cash equivalents	515	(18,003)	(18,688)
Cash and cash equivalents, beginning of the year	447	18,450	37,138

Cash and cash equivalents, end of the period	$962	$447	$18,450

Note 21.	Segment Information

The Company provides a full range of banking services through its two consolidated subsidiaries, Community Bank of Nevada and Community Bank of Arizona. The Company manages its business with a primary focus on

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each subsidiary. Thus the Company has identified two operating segments. Parent company information is included in the “Other” category because it represents an overhead function rather than an operating segment. The Company has not aggregated any operating segments.

The Company reported one segment in the financial statements issued prior to December 31, 2006. As a result of the acquisition of Community Bank of Arizona as discussed in Note 3, the Company has identified this acquisition as a separate reportable operating segment.

The accounting policies of the reported segments are the same as those of the Company as described in Note 1. Transactions between segments consist of loan participations, which are recorded at par value with no resulting gain or loss.

The Company does not have a single external customer from which it derives 10% or more of its revenues. The following is a summary of selected operating segment information as of and for the years ended December 31, 2007, 2006, and 2005 (in thousands, except percentage number of branch locations and employee data).

	2007
	Community	Community
	Bank of	Bank of
	Nevada	Arizona	Other(3)	Total
	(In thousands)

Interest and dividend income	$121,899	$5,990	$136	$128,025
Interest expense	48,878	2,242	6,027	57,147

Net interest income before provision for loan losses	73,021	3,748	(5,891)	70,878
Provision for loan losses	2,647	707	1	3,355

Net interest income after provision for loan losses	70,374	3,041	(5,892)	67,523
Non-interest income	3,256	291	75	3,622
Non-interest expenses	33,952	3,537	2,238	39,727

Segment pretax income (loss)	$39,678	$(205)	$(8,055)	$31,418

Segment assets(1)	$1,601,732	$97,236	$(5,447)	$1,693,521

	2006
	Community	Community
	Bank of	Bank of
	Nevada	Arizona	Other(3)	Total
	(In thousands)

Interest and dividend income	$83,114	$1,213	$2,162	$86,489
Interest expense	29,670	399	3,696	33,765

Net interest income before provision for loan losses	53,444	814	(1,534)	52,724
Provision for loan losses	3,350	62	97	3,509

Net interest income after provision for loan losses	50,094	752	(1,631)	49,215
Non-interest income	2,548	77	—	2,625
Non-interest expenses	25,299	555	1,766	27,620

Segment pretax income (loss)	$27,343	$274	$(3,397)	$24,220

Segment assets(2)	$1,489,482	$76,331	$4,566	$1,570,379

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	Community	Community
	Bank of	Bank of
	Nevada	Arizona	Other(3)	Total
	(In thousands)

Interest and dividend income	$45,074	$—	$1,263	$46,337
Interest expense	11,118	—	1,393	12,511

Net interest income before provision for loan losses	33,956	—	(130)	33,826
Provision for loan losses	956	—	129	1,085

Net interest income after provision for loan losses	33,000	—	(259)	32,741
Non-interest income	2,275	—	—	2,275
Non-interest expenses	19,316	—	1,196	20,512

Segment pretax income (loss)	$15,959	$—	$(1,455)	$14,504

Segment assets	$868,528	$—	$24,180	$892,708

(1)	Goodwill included in Community Bank of Nevada’s and Community Bank of Arizona’s segment assets amounted to $103.7 million and $9.9 million, respectively.

(2)	Goodwill included in Community Bank of Nevada’s and Community Bank of Arizona’s segment assets amounted to $106.4 million and $9.5 million, respectively.

(3)	Includes intersegment eliminations and reclassifications.

Note 22.	Quarterly Data (Unaudited)

Unaudited quarterly financial data for the years ended December 31, 2007 and 2006 is as follows:

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$31,462	$33,259	$32,416	$30,888	$29,905	$20,678	$19,225	$16,681
Interest expense	14,119	15,031	14,618	13,379	13,092	8,388	6,866	5,419

Net interest income before provision for loan losses	17,343	18,228	17,798	17,509	16,813	12,290	12,359	11,262
Provision for loan losses	1,854	533	486	482	385	1,517	625	982

Net interest income after provision for loan losses	15,489	17,695	17,312	17,027	16,428	10,773	11,734	10,280
Non-interest income	929	822	1,004	867	823	667	592	543
Non-interest expense	10,603	10,043	9,623	9,458	8,941	6,381	6,623	5,675

Income before income tax provision	5,815	8,474	8,693	8,436	8,310	5,059	5,703	5,148
Income tax provision	2,043	2,943	3,050	2,987	2,916	2,002	1,940	1,723

Net income	$3,772	$5,531	$5,643	$5,449	$5,394	$3,057	$3,763	$3,425

Basic earnings per share	$0.37	$0.53	$0.54	$0.52	$0.54	$0.41	$0.51	$0.46

Diluted earnings per share	$0.36	$0.53	$0.54	$0.52	$0.54	$0.41	$0.50	$0.46

COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Subsequent Event

On February 13, 2008, the Company completed the sale of its Warm Springs property. The property operated as a branch until February 2007. Subsequently, it was used for certain administrative functions and storage. Proceeds from the sale were approximately $2.7 million and the related gain on the sale of approximately $1.2 million will be recognized in the first quarter of 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Community Bancorp

We have audited the accompanying consolidated balance sheet of Community Bancorp (a Nevada corporation) as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bancorp as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Community Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of Community Bancorp’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Woodland Hills, California
March 11, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Community Bancorp
Las Vegas, Nevada

We have audited the consolidated balance sheet of Community Bancorp and Subsidiary (collectively referred to as the Company) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

/s/  McGLADREY & PULLEN, LLP

Las Vegas, Nevada
March 15, 2007

EXHIBIT INDEX

Exhibit
Number	Description

21.1	List of subsidiaries
23.1	Consent of Grant Thornton LLP
23.2	Consent of McGladrey & Pullen, LLP
31.1	Rule 13a-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certifications