Form 10-Q
period 2008-03-31
Community Bancorp
filed 2008-05-06
CIK 1304366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000 — 51044

COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

Nevada	01-0668846
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

400 South 4th Street, Suite 215, Las Vegas, NV	89101
(Address of principal executive offices)	(Zip Code)
(702) 878 — 0700
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding as of April 30, 2008

Common Stock, $0.001 par value	10,261,272 shares

COMMUNITY BANCORP

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Cash and due from banks	$18,059	$19,243
Interest bearing deposits in other banks	670	141
Federal funds sold	2,465	20

Cash and cash equivalents	21,194	19,404

Securities available for sale, at fair value	70,432	88,217
Securities held to maturity, at amortized cost (fair value of $808 as of March 31, 2008 and $817 as of December 31, 2007)	792	801
Required equity investments, at cost	14,109	14,014
Loans, net of allowance for loan losses of $19,831 as of March 31, 2008 and $17,098 as of December 31, 2007	1,443,872	1,396,890
Premises and equipment, net	25,801	27,535
Other real estate owned	2,778	—
Accrued interest and dividends receivable	7,927	8,046
Deferred income taxes, net	1,236	1,503
Bank owned life insurance	10,621	10,521
Goodwill	113,636	113,636
Core deposit intangible, net of accumulated amortization of $2,813 as of March 31, 2008 and $2,478 as of December 31, 2007	7,146	7,481
Other assets	4,056	5,473

Total assets	$1,723,600	$1,693,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$171,898	$170,725
Interest bearing:
Demand	732,639	672,567
Savings	24,519	28,465
Time, $100,000 or more	171,476	171,664
Other time	218,265	187,041

Total deposits	1,318,797	1,230,462

Borrowings	84,381	146,684
Accrued interest payable and other liabilities	9,352	9,090
Junior subordinated debt	72,166	72,166

Total liabilities	1,484,696	1,458,402

Commitments and Contingencies (Note 8)

Stockholders’ equity
Common stock, par value: $0.001; shares authorized: 30,000,000; shares issued: 10,614,860 as of March 31, 2008 (including 155,468 shares of unvested restricted stock) and 10,620,529 as of December 31, 2007 (including 161,137 shares of unvested restricted stock)	11	11
Additional paid-in capital	169,373	168,931
Retained earnings	75,489	72,797
Accumulated other comprehensive income, net of tax	715	64

	245,588	241,803

Less cost of treasury stock, 350,575 shares as of March 31, 2008 and December 31, 2007	(6,684)	(6,684)

Total stockholders’ equity	238,904	235,119

Total liabilities and stockholders’ equity	$1,723,600	$1,693,521

See Notes to Consolidated Financial Statements (Unaudited).

COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended
	March 31,	March 31,
	2008	2007
	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$28,826	$28,934
Securities and investments	1,119	1,436
Federal funds sold	10	518

Total interest and dividend income	29,955	30,888

Interest expense on:
Deposits	10,143	10,697
Borrowings	1,379	1,152
Junior subordinated debt	1,154	1,530

Total interest expense	12,676	13,379

Net interest income before provision for loan losses	17,279	17,509

Provision for loan losses	4,168	482

Net interest income after provision for loan losses	13,111	17,027

Non-interest income:
Service charges and other income	663	628
Bank owned life insurance	100	118
Net swap settlements	(30)	48
Rental income	48	38
Gain on sale of securities	165	—
Gain on sale of property	1,210	—
Net gain on sale of loans	—	35

Total non-interest income	2,156	867

Non-interest expense:
Salaries, wages and employee benefits	5,865	5,712
Occupancy, equipment and depreciation	1,282	1,196
Core deposit intangible amortization	335	335
Data processing	230	315
Advertising and public relations	377	273
Professional fees	590	272
Telephone and postage	163	201
Stationery and supplies	195	166
Directors fees	117	128
Insurance	224	119
Software maintenance	146	105
Loan related	100	95
Loss on interest rate swaps	829	—
Other operating expenses	657	541

Total non-interest expense	11,110	9,458

Income before income tax provision	4,157	8,436
Income tax provision	1,465	2,987

Net income	2,692	5,449

Other comprehensive income — unrealized gain on available-for-sale securities, net of income tax expense benefit of $355 and $71, respectively	651	155

Comprehensive income	$3,343	$5,604

EARNINGS PER SHARE:
Basic	$0.27	$0.52

Diluted	$0.26	$0.52

See Notes to Consolidated Financial Statements (Unaudited).

COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended
(Unaudited)

	March 31,	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$2,692	$5,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	496	444
Gain on sales of fixed assets	—	(20)
Gain on sale of property	(1,210)	—
Amortization of core deposit intangible	335	335
Loss on interest rate swaps	829	—
Income from bank owned life insurance	(100)	(118)
Gain on sale of loans	—	(35)
Gain on sale of securities	(165)	—
Proceeds from sales of loans held for sale	—	1,012
Originations of loans held for sale	—	(977)
Increase in other real estate owned	(2,778)	—
Deferred taxes, net	(89)	(12)
Provision for loan losses	4,168	482
Share-based compensation expense	442	197
Net amortization (accretion) of investment premium and discount	3	(43)
Decrease (increase) in accrued interest receivable	119	(404)
Decrease (increase) in other assets	1,417	2,763
Decrease in accrued interest payable and other liabilities	(567)	(691)
Income from required equity investments — stock dividends	(84)	(60)

Net cash provided by operating activities	5,508	8,322

Cash flows from investing activities:

Net increase in loans	(51,120)	(43,147)
(Payments) receipts on net swap settlements	(30)	48
Proceeds from maturities of and principal paydowns on securities held to maturity	9	55
Purchase of securities available for sale	(100)	(1,637)
Proceeds from maturities of and principal paydowns on securities available for sale	18,889	8,177
Proceeds from sale of securities available for sale	165	—
Net investment in required equity investments	(11)	(4,878)
Purchase of premises and equipment	(117)	(724)
Proceeds from sale of premises and equipment	2,565	20

Net cash used in investing activities	(29,750)	(42,086)

Cash flows from financing activities:
Net (decrease) increase in borrowings	(62,303)	18,100
Net increase in deposits	88,335	106,641
Excess tax benefit related to exercise of stock options	—	51
Proceeds from exercise of stock options	—	264

Net cash provided by financing activities	26,032	125,056

Net increase in cash and cash equivalents	1,790	91,292
Cash and cash equivalents, beginning of the year	19,404	46,116

Cash and cash equivalents, end of the period	$21,194	$137,408

Supplemental disclosure of cash flow information:
Interest paid	$12,171	$12,937

Income taxes paid	$—	$93

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
     Community Bank of Arizona is an Arizona state chartered bank providing a full range of commercial and consumer bank products through three branches and one administrative office located in the greater Phoenix, Arizona area. Community Bank of Arizona was acquired in September 2006.
     The statutory trusts were formed for the exclusive purpose of issuing and selling trust preferred securities (see Note 2 and Note 8). The trust preferred securities issued through Community Bancorp (NV) Statutory Trust I were redeemed in September 2007 and management has dissolved this entity.
     Community Bancorp’s principal source of income is currently dividends from its two bank subsidiaries, Community Bank of Nevada and Community Bank of Arizona. The expenses of Community Bancorp, including interest from junior subordinated debt, salaries, legal, accounting and NASDAQ listing fees, have been and will generally be paid from dividends and management fees paid to Community Bancorp by its bank subsidiaries.
Note 2. Basis of Presentation
     The unaudited consolidated financial statements include the accounts of Community Bancorp, Community Bank of Nevada and Community Bank of Arizona. Significant intercompany items and transactions have been eliminated in consolidation. The statutory trusts are not consolidated, as disclosed in Note 8.
     The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for unaudited financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes, other than net income, during the three months ended March 31, 2008.
     Certain amounts in the 2007 Consolidated Statement of Cash Flows have been reclassified to conform to the 2008 presentation.
Note 3. Significant Accounting Policies
     Accounting policies are fully described in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes during the three months ended March 31, 2008.

COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no effect on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income.
     In September 2006, the FASB ratified the consensus reached by the EITF on Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006. The EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Company adopted EITF 06-5 effective January 1, 2007. The adoption of EITF 06-5 had no effect on the Company’s Consolidated Balance Sheet or Consolidated Statement of Income.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. For companies electing the fair value option for financial instruments under SFAS No. 159, unrealized gains and losses will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption was permitted subject to certain conditions including the adoption of SFAS No. 157 at the same time. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 had no effect on the Company’s Consolidated Balance Sheet and Consolidated Statement of Income.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the extent, if any, of any additional required disclosures.
Note 5. Loans
     The composition of the Company’s loan portfolio as of March 31, 2008 and December 31, 2007 is as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Commercial and industrial	$234,713	$210,614
Real estate:
Commercial	389,569	370,464
Residential	42,463	43,212
Construction and land development	796,307	789,185
Consumer and other	5,020	5,707

Total gross loans	1,468,072	1,419,182

Less:
Allowance for loan losses	19,831	17,098
Net unearned loan fees and discounts	4,369	5,194

Total net loans	$1,443,872	$1,396,890

COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 are as follows:

	For the three months
	ended March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$17,098	$14,973

Provision for loan losses	4,168	482
Less amounts charged off	(1,545)	(99)
Recoveries of amounts charged off	110	259

Balance at end of period	$19,831	$15,615

     At March 31, 2008, total impaired were $41.2 million, including $13.7 million in non-accrual loans, and total loans past due 90 days or more and still accruing interest were $3,000. At December 31, 2007, total impaired were $29.8 million, including $12.1 million in non-accrual loans, and total loans past due 90 days or more and still accruing interest were $20,000.
Note 6. Other Real Estate Owned
     At March 31, 2008, other real estate owned (OREO) consisted of two properties totaling $2.8 million. OREO is real estate that is held for sale and is carried at the lower of cost or fair value, less estimated costs of disposal. The Company recognized a write down to fair value of $1.0 million at the time the properties were transfered to OREO through a charge to the allowance for loan losses. Substantially all of the OREO consists of one residential project under construction in which the Company has a 30.0% undivided interest.
     OREO is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances. Reductions in the carrying amount are recorded as necessary. Costs relating to the development and improvement of the OREO are capitalized to the extent that the total does not exceed the property’s net realizable value.
Note 7. Borrowings
     The Company regularly uses the Federal Home Loan Bank of San Francisco (“FHLB”) for short term and long term borrowings. FHLB term debt, which matures from April 2008 through March 2009, amounted to $71.0 million at March 31, 2008. Interest on all FHLB borrowings accrued at an average rate of 4.32% and 5.16% for the three months ended March 31, 2008 and 2007, respectively. Remaining available debt financing through the FHLB amounted to $79.3 million at March 31, 2008.
     The Company also has agreements with other lending institutions under which it can purchase up to $113.0 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. As of March 31, 2008 and December 31, 2007, there were no federal funds purchased.
     In September 2007, the Company borrowed $15.5 million and used the proceeds to redeem junior subordinated debt owed to Community Bancorp (NV) Statutory Trust I which used the proceeds to redeem its trust preferred issuances. The borrowing is unsecured, bears interest at the one month LIBOR plus 1.50% (equal to 4.15% at March 31, 2008), is payable in the amount of approximately $462,000 monthly with all unpaid interest and principal due on September 26, 2010 and requires the lender’s approval prior to issuing dividends to shareholders. The outstanding balance on the note was $13.1 million and $14.3 million as of March 31, 2008 and December 31, 2007, respectively.
Note 8. Junior Subordinated Debt
     The Company had $72.2 million of subordinated debentures outstanding at March 31, 2008, which bore interest at a rate of 6.43% for the three months ended March 31, 2008. The subordinated debentures were issued in three separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used to fund the Company’s 2005 and 2006 acquisitions.

COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
     The Company has the option to defer payments of interest on the trust preferred securities for a period of up to five years, as long as the Company is not in default on the payment of interest. If the Company elects to defer payments of interest by extending the interest distribution period, then the Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of the Company’s common stock, until such time as all deferred interest is paid.
     In the event of certain changes or amendments to regulatory requirements or federal tax rules, the debt is redeemable in whole. Certain obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company.
     In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The qualitative limits become effective on March 31, 2009. As of March 31, 2008, the trust preferred securities have been included in Tier I capital for regulatory capital purposes up to the specified limit ($70.0 million).
Note 9. Commitments and Contingencies
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
     A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of March 31, 2008 and December 31, 2007 is as follows:
Outstanding commitments

	March 31,	December 31,
	2008	2007
	(In thousands)
Commitments to extend credit, including unsecured commitments of approximately $25,750 for 2008 and $28,137 for 2007	$395,126	$430,093

Credit card commitments, including unsecured amounts of approximately $804 for 2008 and $818 for 2007	804	818

Standby letters of credit, including unsecured commitments of approximately $2,194 for 2008 and $2,485 for 2007	4,445	4,083

	$400,375	$434,994

COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable; inventory; property and equipment; residential real estate; income-producing commercial properties; and owner-occupied commercial properties. The Company had approximately $989,000 and $877,000 at March 31, 2008 and December 31, 2007, respectively, reflected in other liabilities for the allowance for loan losses of off-balance sheet risk associated with commitments to extend credit.
     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (“FIN 45”). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5, Accounting for Contingencies. As of March 31, 2008 and December 31, 2007, the amount of the liability related to guarantees was approximately $11,000 and $10,000, respectively.
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
Financial Instruments with Concentrations of Credit Risk
     The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in the greater Las Vegas, Nevada and Phoenix, Arizona areas. Real estate loans accounted for approximately 84% of the total gross loans as of March 31, 2008. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 2% of total gross loans were unsecured as of March 31, 2008. The Company’s loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.
     At March 31, 2008 the Company’s impaired loans totaled $41.2 million, including $13.7 million in non-accrual loans. Approximately 96.2% and 98.7% of the non-accrual loans and impaired loans, respectively, were related to borrowers in the greater Las Vegas, Nevada geographic region.
     At March 31, 2008, ten customer balances totaling $421.2 million comprised 31.9% of total deposits. These customer balances constitute all brokered deposits at March 31, 2008. Of these deposits at March 31, 2008, $341.3 million were interest bearing wholesale demand deposits and $79.9 million were other time deposits.
Lease Commitments
     The Company leases certain branches and office facilities under operating leases. The Company has lease obligations for ten of its branch locations and its corporate headquarters under various non-cancelable agreements with expiration dates through March 2018, which require various minimum annual rentals.
     In January 2008, the Company executed a new land lease agreement for property on which it will construct a new branch. The Company took possession of the property on March 21, 2008 and will commence construction of the branch.. The initial term of the lease is ten years with four ten year renewal options. Monthly rent will commence on the date the branch facility is open for business or at the latest December 31, 2008.
Contingencies
     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Derivative Financial Instruments
     During 2006, the Company originated two fixed rate loans with an aggregate principal balance of approximately $20.0 million. The Company also entered into two interest rate swap agreements with notional values equal to the principal balance of the two fixed rate loans. The interest rate swap agreements are LIBOR-based where the Company’s interest payments are based on a fixed interest rate and the Company’s receipt of interest payments are based on a variable interest rate. The Company retains any net swap settlement income and pays any net swap settlement expense. As the Company has not used hedge accounting, the net swap settlement has been recorded in non-interest income.
     The interest rate swap agreements are recorded at fair value as required by SFAS No. 133 and as amended, by SFAS No. 155. The fair values of the swap agreements are reflected in other assets or other liabilities, as applicable and any amounts owed to the borrower are recorded in other liabilities on the Consolidated Balance Sheet. As a result of a decrease in market value associated with the interest rate swaps, a loss of $829,000 was recorded in the Company’s Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2008. For the three months ended March 31, 2007, there was no corresponding loss on interest rate swaps.
     Fair values for the swap agreements are based upon quoted market prices.
Note 11. Earnings per Share
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
     EPS has been computed based on the following:

	For the Three Months Ended March 31,
	2008			2007
		(In thousands, except earnings per share data)
		Average			Average
	Net	Number	Per Share	Net	Number	Per Share
	Income	of Shares	Amounts	Income	of Shares	Amounts
Basic EPS	$2,692	10,109	$0.27	$5,449	10,416	$0.52
Effect of dilutive securities:
Stock options	—	13	—	—	78	—
Restricted stock	—	103	(0.01)	—	—	—

Diluted EPS	$2,692	10,225	$0.26	$5,449	10,494	$0.52

     Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 536,000 shares and 344,000 shares at March 31, 2008 and 2007, respectively.
Note 12. Share-Based Compensation
Stock options
     As of March 31, 2008, the Company has outstanding options under two share-based compensation plans. The related compensation cost was approximately $189,000 and $197,000 for the three months ended March 31, 2008 and 2007, respectively. No share-based compensation was capitalized. No stock options were granted during the three months ended March 31, 2008 and 2007.

COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted stock
     In August and September 2007, the Company issued a total of approximately 163,000 shares of restricted common stock to certain employees and directors. Restricted common stock issued to employees is subject to a three year cliff vesting and the directors restricted common stock vest annually over a three year period. Share-based compensation costs associated with the issuance of the restricted common stock is recognized on a straight-line basis over three years and amounted to approximately $253,000 for the three months ended March 31, 2008.
Stock appreciation rights
     In July 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan. The Company accounts for the Stock Appreciation Rights (“SAR”) using liability accounting which requires the Company to record the liability of the SAR at fair value, rather than intrinsic value. All outstanding SAR were settled, with cash payments made in April 2007 and, accordingly, there was no accrued liability for SAR at March 31, 2008. SAR expense for the three months ended March 31, 2008 and 2007 was $0 and $32,000, respectively.
     The compensation cost related to share-based compensation plans was included in salaries, wages and employee benefits expense for grants to employees and directors fees for grants to board members in the Consolidated Statement of Income and Comprehensive Income.
Note 13. Segments
     The Company provides a full range of banking services through its two consolidated subsidiaries, Community Bank of Nevada and Community Bank of Arizona. The Company currently manages its business with a primary focus on each bank subsidiary. Accordingly, the Company has two reportable segments. Community Bancorp’s financial information is included in the “Other” category, as it represents overhead and funding costs.

	For the three months ended and as of March 31, 2008
	Community	Community
	Bank of	Bank of
	Nevada	Arizona	Other (3)	Total
	(In thousands)
Interest and dividend income	$28,356	$1,631	$(32)	$29,955
Interest expense	10,843	572	1,261	12,676

Net interest income before provision for loan losses	17,513	1,059	(1,293)	17,279
Provision for loan losses	4,035	133	—	4,168

Net interest income after provision for loan losses	13,478	926	(1,293)	13,111
Non-interest income	2,105	51	—	2,156
Non-interest expenses	8,947	1,237	926	11,110

Segment pretax income (loss)	$6,636	$(260)	$(2,219)	$4,157

Segment assets (1)	$1,618,866	$105,747	$(1,013)	$1,723,600

	For the three months ended and as of March 31, 2007
	Community	Community
	Bank of	Bank of
	Nevada	Arizona	Other (3)	Total
	(In thousands)
Interest and dividend income	$29,471	$1,362	$55	$30,888
Interest expense	11,383	466	1,530	13,379

Net interest income before provision for loan losses	18,088	896	(1,475)	17,509
Provision for loan losses	382	100	—	482

Net interest income after provision for loan losses	17,706	796	(1,475)	17,027
Non-interest income	707	85	75	867
Non-interest expenses	8,338	774	346	9,458

Segment pretax income (loss)	$10,075	$107	$(1,746)	$8,436

Segment assets (2)	$1,614,158	$82,942	$3,821	$1,700,921

(1)	Goodwill included in Community Bank of Nevada’s and Community Bank of Arizona’s segment assets amounted to $103.7 million and $9.9 million, respectively.

(2)	Goodwill included in Community Bank of Nevada’s and Community Bank of Arizona’s segment assets amounted to $105.6 million and $9.5 million, respectively.

(3)	Includes intersegment eliminations and reclassifications.

COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 14. Sale of Property
     On February 13, 2008, the Company completed the sale of its Warm Springs property. Gross proceeds from the sale were approximately $2.7 million (approximately $2.6 million after selling costs) and the related gain of approximately $1.2 million was recorded in non-interest income.
Note 15. Adoption of New Accounting Pronouncements
     As discussed in Note 4, on January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. The adoption of SFAS No. 157 and 159 had no affect on the Company’s December 31, 2007 and March 31, 2007 Consolidated Balance Sheets or the Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2008.
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option under this pronouncement is elected. Upon adoption of SFAS No. 159, none of the Company’s assets or liabilities were valued using the fair value option allowed under this pronouncement.
     SFAS No. 157 also establishes a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follow:
•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to valuation methodology.
Securities — Where quoted prices are available in an active market, securities are classified within level 1 of the hierarchy. Level 1 includes securities that have quoted prices in an active market for identical assets. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company has categorized its securities as level 2.
Impaired loans — SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.
OREO — The Company’s OREO is measured at fair value less cost to sell. Fair value was determined based on various offers and/or appraisals. Cost to sell the OREO was based on standard market factors. The Company has categorized its OREO as level 2.
Interest rate swaps — The Company determines the fair value of its interest rate swaps based on termination estimates provided by the counter party to the swaps. These values are then validated by management using internal valuation models based on market information. The Company has categorized its interest rate swaps as level 2.

     The following table represents the assets and liabilities measured at fair value on recurring basis by the Company:

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Description

Recurring:
Securities available for sale, at fair value	$—	$70,432	$—

OREO	$—	$2,778	$—

Interest rate swaps (1)	$—	$1,209	$—

(1)	Included in accrued interest payable and other liabilities
     For the three months ended March 31, 2008, the increase in fair value of securities available-for-sale was $1.0 million, which is included in other comprehensive income (net of taxes of $355,000) and the decrease in fair value of interest rate swaps of $829,000 is included in non-interest expense. Methods of measurement of fair values at March 31, 2008 are consistent with those used in prior reporting periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     When used in this document, the words or phrases such as “will likely result in,” “management expects that,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Specific factors include, but are not limited to the recent fluctuations in the U.S. capital and credit markets, loan production, balance sheet management, the economic condition of the markets in Las Vegas, Nevada, or Phoenix, Arizona and their deteriorating real estate sectors, net interest margin, loan quality, the ability to control costs and expenses, interest rate changes and financial policies of the United States government, our ability to manage systemic risks and control operating risks, and general economic conditions. Additional information on these and other factors that could affect financial results are included in “Item 1A. Risk Factors” of our Annual Report on Form 10K for the year ended December 31, 2007, and our other Securities and Exchange Commission filings. Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date hereof. Community Bancorp undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting Community Bancorp under the PSLRA’s safe harbor provisions. When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.
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
     The following are significant highlights of the Company’s results of operations and financial condition:
     Results of operations
•	Net income for the quarter ended March 31, 2008 was $2.7 million, or $0.26 per diluted share, compared to $5.4 million, or $0.52 per diluted share, in the same period in 2007.

•	Provision for loan losses and charge-offs (net of recoveries) were $4.2 million and $1.4 million, respectively, for the first quarter of 2008, compared to a provision for loan losses of $482,000 and net recoveries of $160,000 for the first quarter of 2007.
     Financial condition
•	Total gross loans increased to $1.5 billion, or 3.4%, at March 31, 2008, compared to $1.4 billion at December 31, 2007.

•	Non-performing loans totaled $13.7 million, or 0.93% of total gross loans, at March 31, 2008, compared to $12.1 million, or 0.85% of total gross loans, at December 31, 2007.

•	Other real estate owned (OREO) was $2.8 million at March 31, 2008, and the Company had no OREO at December 31, 2007.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA
(Unaudited)

	1st	1st
	Quarter	Quarter	Percentage
	2008	2007	Change
	(In thousands, except share and percentage data)
SHARE DATA
Earnings per share — basic	$0.27	$0.52	-48.8%
Earnings per share — diluted	$0.26	$0.52	-50.0%
Book value per share	$23.28	$21.59	7.8%
Shares outstanding at period end	10,264,285	10,419,924	-1.5%
Weighted average shares outstanding — basic	10,108,817	10,415,894	-2.9%
Weighted average shares outstanding — diluted	10,224,744	10,493,721	-2.6%

SELECTED OTHER BALANCE SHEET DATA
Average assets	$1,702,798	$1,603,855	6.2%
Average earning assets	$1,532,532	$1,421,063	7.8%
Average stockholders’ equity	$238,672	$222,896	7.1%
Gross loans	$1,468,072	$1,297,860	13.1%

SELECTED FINANCIAL RATIOS
Return on average assets	0.64%	1.38%	-53.9%
Return on average stockholders’ equity	4.54%	9.91%	-54.2%
Net interest margin (1)	4.56%	5.03%	-9.3%
Efficiency ratio (2)	57.16%	51.47%	11.1%

Capital Ratios
Average stockholders’ equity to average assets	14.02%	13.90%	0.9%
Tier 1 leverage capital ratio
Consolidated Company	11.85%	11.96%	-0.9%
Community Bank of Nevada	11.54%	11.38%	1.4%
Community Bank of Arizona	26.31%	33.58%	-21.6%
Tier 1 risk-based capital ratio
Consolidated Company	11.27%	11.89%	-5.2%
Community Bank of Nevada	11.03%	11.15%	-1.1%
Community Bank of Arizona	24.73%	44.42%	-44.3%
Total risk-based capital ratio
Consolidated Company	12.46%	13.59%	-8.3%
Community Bank of Nevada	12.22%	12.19%	0.2%
Community Bank of Arizona	25.98%	45.68%	-43.1%

Asset Quality Ratios
Non-performing loans (3)	$13,676	$1,310	944.0%
Non-performing assets (4)	$16,454	$1,310	1156.0%
Non-performing loans to total gross loans	0.93%	0.10%	830.0%
Non-performing assets to total assets	0.95%	0.08%	1087.5%
Past due loans
30 - 59 days	$17,107	$2,641	547.7%
60 - 89 days	$10,826	$1,126	861.5%
Allowance for loan losses to total gross loans	1.35%	1.20%	12.6%
Allowance for loan losses to non-performing assets	121%	1,192%	-89.9%
Allowance for loan losses to non-performing loans	145%	1,192%	-87.8%
Net charge-offs (recoveries) to average loans (5)	0.40%	(0.05)%	—

(1)	Net interest margin represents net interest income on a tax equivalent basis as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents non-interest expenses, excluding provision for loan losses, as a percentage of the aggregate of net interest income and non-interest income.

(3)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.

(4)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.

(5)	Annualized.

KEY FACTORS IN EVALUATING FINANCIAL CONDITION AND OPERATING PERFORMANCE
     Return on average shareholders’ equity. For the first quarter of 2008, the Company’s return on average shareholders’ equity (“ROAE”) was 4.5%, compared to 9.9% for the first quarter of 2007. The decrease in ROAE was due to lower net interest income before provision for loan losses, an increase in the provision for loan losses, the loss on interest rate swaps for which there was no corresponding loss in 2007 and increases in other non-interest expenses. Partially mitigating these increases was the gain recognized on the sale of the Warm Springs property (a duplicate branch facility resulting from the Company’s 2006 Valley Bancorp acquisition).
     Diluted earnings per share decreased to $0.26 for the three months ended March 31, 2008, respectively, compared to $0.52 for the three months ended March 31, 2007. The decrease in the Company’s diluted earnings per share was primarily due to the following factors:
•	An increase in the provision for loan losses of $3.7 million.

•	An increase in the loss on interest rate swaps of $829,000.

•	Mitigated, in part, by the gain on the sale of the Company’s Warm Springs property of $1.2 million.
     Return on average assets. Return on average assets (“ROAA”) was 0.6% for the quarter ended March 31, 2008, compared to 1.4% for the same period in 2007. The decrease in the ROAA was directly related to the Company’s decrease in net income for the quarter ended March 31, 2008, compared to the same period in 2007.
     Asset growth. Total assets increased by 1.8% to $1.72 billion as of March 31, 2008, from $1.69 billion as of December 31, 2007. The increase in total assets was driven primarily by a $48.9 million increase in total gross loans off-set in part by a reduction in securities available-for-sale of $17.8 million from December 31, 2007 to March 31, 2008. Asset growth during the first three months of 2008 was funded primarily through increases in deposits of $88.3 million, which also funded the decrease in the Company’s borrowings of $62.3 million, and current year income of $2.7 million.
     Asset quality. Non-performing loans and OREO were $13.7 million and $2.8 million, respectively, at March 31, 2008, totaling $16.5 million in non-performing assets. Non-performing loans at December 31, 2007 amounted to $12.1 million and the Company had no OREO. As of March 31, 2008, approximately $11.8 million, or 86.3%, of non-performing loans was composed of five borrowers.
     Substantially all of the OREO consists of one residential project under construction on which the foreclosure was completed in March 2008. Concurrent with the foreclosure process, the Company recognized a $1.0 million charge-off representing the difference between the estimated fair value of the property and outstanding loan balance.
     Operating efficiency. The Company’s efficiency ratio increased to 57.1% for the first quarter ended March 31, 2008, compared to 51.5% for the same period in 2007. The Company’s increased efficiency ratio was the result of higher non-interest expense (net interest income before provision for loan losses was relatively stable in the aggregate for the quarters ended March 31, 2008 and 2007). Impacting the increase in non-interest expense were increases in salaries, wages and employee benefits, advertising and public relations, professional fees, insurance and the loss on interest rate swaps.
     Primary markets. Recently, economic trends in Las Vegas, Nevada and Phoenix, Arizona have been influenced by the weakening United States economy. The residential real estate market deteriorated significantly during 2007 and has continued to weaken during the first quarter of 2008, which has led to an increase in the Company’s allowance for loan losses, OREO, charged-off loans and the provision for loan losses during the first quarter of 2008, compared to the same period in 2007 and the quarter ended December 31, 2007.
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

     Allowance for loan losses. The allowance for loan losses represents the Company’s best estimate of the probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced when loans charged-off exceed loan recoveries. The allowance for loan losses is evaluated at least quarterly. The quarterly evaluation includes management’s assessment of various factors affecting the collectibility of loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. In addition to assessing these various factors, management considers a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, changes in the volume of loans, collateral value, historical loss experiences, peer group loss experiences, size and complexity of individual credits and economic conditions. The provision for loan losses contains a general and specific component. The general component is based on a portfolio segmentation based on risk grading, with a further evaluation of the various quantitative and qualitative factors noted above. The specific component is for impaired loans, where the expected or anticipated loss is measurable (e.g., impairment).
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
     Share-based compensation. The Company recognizes share-based compensation expense under the provisions of the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which requires the measurement and recognition of all share-based compensation under the fair value method. In determining the fair value of stock options, the Company employs the following assumptions:
▪	Expected volatility — based on the historical volatility of similar entities’ stock price that have been public for a period of time at least equal to the expected life of the option.

▪	Expected term of the option — based on the simple average of the vesting term and the original contract term.

▪	Risk-free rate — based upon the rate on a zero coupon U.S. Treasury bill, for periods within the expected term of the option.

▪	Dividend yield — the Company currently has a no dividend policy and accordingly, no dividend yield is utilized.
     The fair value of restricted stock grants is based on the closing price of the Company’s common stock on the date of grant.
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
     Fair Value Measurements. Effective January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value.

     SFAS No. 157 also establishes a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follow:
•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
RESULTS OF OPERATIONS
     As previously noted, the Company recorded net income of $2.7 million for the first quarter of 2008, compared to $5.4 million for the first quarter of 2007. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from interest earning assets and interest expense created by interest bearing liabilities; and non-interest income, of which a majority is fees and charges earned from customer services. Income from these sources is offset by the provision for loan losses, non-interest expense and income taxes.

Net Interest Income and Net Interest Margin
     The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability components for the periods indicated.
Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended March 31,
	2008			2007
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield (7)	Balance	Expense	Rate/Yield (7)
	(In thousands, except percentage data)
Assets:
Interest earning assets:
Loans (1)(2)	$1,436,861	$28,826	8.07%	$1,263,380	$28,934	9.29%
Investment securities (3)(4)	94,323	1,119	5.23%	118,450	1,436	5.30%
Federal funds sold	1,348	10	2.98%	39,233	518	5.35%

Total interest earning assets (3)	1,532,532	29,955	7.89%	1,421,063	30,888	8.85%

Non-interest earning assets:
Cash and due from banks	16,058			24,950
Goodwill and intangibles	120,974			123,662
Other assets	33,234			34,180

Total assets	$1,702,798			$1,603,855

Liabilities and stockholders’ equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand	$75,651	410	2.18%	$62,832	395	2.55%
Money market	599,325	4,939	3.31%	473,258	5,389	4.62%
Savings	25,068	99	1.59%	54,468	368	2.74%
Time	390,584	4,695	4.83%	407,340	4,545	4.53%

Total interest bearing deposits	1,090,628	10,143	3.74%	997,898	10,697	4.35%

Borrowings	124,047	1,379	4.47%	90,589	1,152	5.16%
Junior subordinated debt	72,166	1,154	6.43%	87,630	1,530	7.08%

Total interest bearing liabilities	1,286,841	12,676	3.96%	1,176,117	13,379	4.61%

Non-interest bearing liabilities:
Demand deposits	167,766			194,585
Other liabilities	9,519			10,257

Total liabilities	1,464,126			1,380,959
Stockholders’ equity	238,672			222,896

Total liabilities and stockholders’ equity	$1,702,798			$1,603,855

Net interest income		$17,279			$17,509

Net interest spread (3)(5)			3.93%			4.24%

Net interest margin (3)(6)			4.56%			5.03%

(1)	Includes average non-accrual loans of $15.1 million and $961,000 for the three months ended March 31, 2008 and 2007, respectively.

(2)	Net loan fees of $2.1 million and $1.7 million are included in the yield computations for the three months ended March 31, 2008 and 2007, respectively.

(3)	Yields on securities, total interest-earning assets, net interest spread and net interest margin have been adjusted to a tax-equivalent basis.

These adjustments amounted to $108,000 and $111,000 for the three months ended March 31, 2008 and 2007, respectively.

(4)	Includes securities available for sale, securities held to maturity, interest bearing deposits in other banks and required equity investments.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income, on a tax equivalent basis, by total average earning-assets.

(7)	Yields are computed based on actual number of days during the period.

     The following table sets forth, for the period indicated, the dollar amount of changes in interest earned for interest earning assets and paid for interest bearing liabilities and the amount of change attributable to (i) average daily balances (“volume”) and (ii) interest rates (“rate”):

	Three months ended March 31, 2008 vs.
	2007 increase (decrease) due to change in
	(In thousands)
	Volume	Rate	Total
Interest and dividend income:
Loans	$3,714	$(3,822)	$(108)
Investments securities	(287)	(30)	(317)
Federal funds sold	(349)	(159)	(508)

Total interest and dividend income	3,078	(4,011)	(933)

Interest expense:
Interest bearing demand	74	(59)	15
Money market	1,241	(1,691)	(450)
Savings	(152)	(117)	(269)
Time	(193)	343	150
Borrowings	387	(160)	227
Junior subordinated debt	(253)	(123)	(376)

Total interest expense	1,104	(1,807)	(703)

Net interest income	$1,974	$(2,204)	$(230)

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
     For the three months ended March 31, 2008, interest and dividend income was $30.0 million, compared to $30.9 million, for the same period in 2007. The relatively stable level of interest and dividend income resulted from two offsetting factors. Average interest earning assets increased to $1.5 billion for the quarter ended March 31, 2008, compared to $1.4 billion for the same period in 2007. In a stable rate environment, the increase in average interest earning assets would have increased the Company’s interest and dividend income for the three months ended March 31, 2008 by approximately $3.1 million, compared to the same period in 2007. However, the Company’s average yield on interest earning assets for the three months ended March 31, 2008 was 7.89%, compared to 8.85% in the same period in 2007. During this period average market rates decreased 209 basis points in response to decreases in market rate targets set by the Federal Open Market Committee (FOMC) (During the period of September 2007 through March 2008 the FOMC lowered interest rates six times in the aggregate amount of 300 basis points). Yields were further reduced by an increase in non-performing loans to $13.7 million at March 31, 2008.
     For the three months ended March 31, 2008, interest expense was $12.7 million, compared to $13.4 million for the same period in 2007. The decrease in interest expense was driven primarily by decreases in interest rates paid on interest bearing liabilities, reflecting the decreases in interest rate targets set by the FOMC noted above, offset in large part by an unfavorable change in funding liability mix at March 31, 2008 from March 31, 2007. The unfavorable mix change occurred as a substantial amount of the Company’s loan growth over the past twelve months and the decrease in average core deposits during the quarter ended March 31, 2008, compared to March 31, 2007 were funded with wholesale deposits and FHLB borrowings.
     For the three months ended March 31, 2008, the Company’s net interest margin was 4.56%, compared to 5.03%, in the same period in 2007. The decrease in net interest margin was primarily attributable to a slower decrease in the cost of interest bearing liabilities, compared to the decrease in yields on interest earning assets, due to the unfavorable mix change noted above.

     For the three months ended March 31, 2008, net interest income before provision for loan losses was relatively stable, compared to the same period in 2007, as decreases in interest and dividend income were essentially offset by lower costs of interest bearing liabilities.
   Provision for Loan Losses
     The Company has established an allowance for loan losses through charges to earnings that are reflected in the Consolidated Statements of Income and Comprehensive Income as “provision for loan losses.” Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in management’s judgment, is adequate to address the risks in the Company’s loan portfolio. To quantify these risks, the Company performs a quarterly assessment of the losses inherent in its loan portfolio, as well as a detailed review of each significant loan with identified weaknesses.
     A provision for loan losses of $4.2 million was recorded for the first quarter of 2008, compared to $482,000 for the first quarter of 2007. The increase in the provision for loan losses for the first quarter of 2008, compared the same period in 2007, was attributable to in increase in loans charged-off and an increase in the valuation allowance for impaired loans. The allowance for loan losses was $19.8 million, or 1.35% of total loans, as of March 31, 2008, compared to $17.1 million, or 1.20% of total loans, at December 31, 2007. While management believes that the allowance for loan losses was adequate at March 31, 2008, future additions to the allowance will be subject to continuing evaluation of estimated, known and inherent risks in the loan portfolio.
     Non-Interest Income
     The following table sets forth the various components of the Company’s non-interest income for the periods indicated:

	Three months ended
	September 30,
	March 31,
	2008	2007	Increase
	Amount		(decrease)
		(In thousands)
Service charges and other income	$663	$628	$35
Income from bank owned life insurance	100	118	(18)
Net swap settlements	(30)	48	(78)
Rental income	48	38	10
Gain on sale of securities	165	—	165
Gain on sale of property	1,210	—	1,210
Net gain on sales of loans	—	35	(35)

Total non-interest income	$2,156	$867	$1,289

     Non-interest income increased to $2.2 million for the first quarter of 2008, compared to $867,000 for the first quarter of 2007. The $1.3 million increase was primarily the result of the sale of the Company’s Warm Springs property in February 2008 which resulted in a gain of approximately $1.2 million and gains on sale of securities that resulted from calls on certain of the Company’s investments.

   Non-Interest Expense
     The following table sets forth the components of non-interest expense for the periods indicated:

	Three months ended
	March 31,
	2008	2007	Increase
	Amount		(decrease)
		(In thousands)
Salaries, wages and employee benefits	$5,865	$5,712	$153
Occupancy, equipment and depreciation	1,282	1,196	86
Core deposit intangible amortization	335	335	—
Data processing	230	315	(85)
Advertising and public relations	377	273	104
Professional fees	590	272	318
Telephone and postage	163	201	(38)
Stationery and supplies	195	166	29
Directors fees	117	128	(11)
Insurance	224	119	105
Software maintenance	146	105	41
Loan related	100	95	5
Loss on interest rate swaps	829	—	829
Other operating expenses	657	541	116

Total non-interest expense	$11,110	$9,458	$1,652

     For the three months ended March 31, 2008, non-interest expense was $11.1 million, compared to $9.5 million for the first quarter of 2007.
     Salaries, wages and employee benefits were $5.9 million for the quarter ended March 31, 2008, compared to $5.7 million in the same period in 2007. The increase resulted primarily from cost of living and merit increases given to employees during the first quarter of 2008, offset in part by a reduction in management’s estimate of 2008 bonuses.
     Advertising and public relations were $377,000 for the quarter ended March 31, 2008, compared to $273,000 in the same period in 2007. The increase was primarily due to increased advertising costs associated with management’s efforts to expand the Company’s brand recognition within its primary markets.
     Professional fees were $590,000 for the quarter ended March 31, 2008, compared to $272,000 in the same period in 2007. The increase was primarily the result of increased fees associated with the Company’s annual audit and increases in legal and consulting costs associated Securities and Exchange Commission reporting as well as an efficiency/compliance study of its Bank Secrecy Act function. The increased fees associated with the annual audit included expanded procedures due to the Company’s 2006 mergers (i.e., goodwill impairment testing) and expanded procedures due to credit issues at the national and local level.
     Insurance expense was $224,000 for the quarter ended March 31, 2008, compared to $119,000 in the same period in 2007. The increase was primarily related to higher Federal Deposit Insurance Corporation (FDIC) insurance expense. The increase resulted from deposit growth, including deposits associated with the Valley Bancorp merger during the fourth quarter of 2006 (the increase in insurance expense associated with this merger was not factored into the Company’s costs by the FDIC until the second quarter of 2007) and increases in rates associated with the Federal Deposit Insurance Reform Act of 2005.

     For the quarter ended March 31, 2008, the Company recognized a mark-to-market loss of $829,000 associated with interest rate swaps entered into during 2006. Since the Company did not use hedge accounting for these swaps, any fair value adjustment is included in non-interest expense. For the quarter ended March 31, 2007 there was no corresponding loss on interest rate swaps.
     Other operating expenses were $657,000, compared to $541,000 in the same period in 2007. The increase was primarily a result of increases in the Company’s allowance for loan losses for off-balance commitments to extend credit of approximately $112,000.
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
     For the first quarter of 2008 and 2007, the provisions for income taxes were $1.5 million and $3.0 million, respectively, representing effective tax rates of 35.2% and 35.4%, respectively. The primary reason for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax-advantaged investments in municipal obligations and bank owned life insurance.
     Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company had a deferred tax asset of $1.2 and $1.5 million as of March 31, 2008 and December 31, 2007, respectively. The change in deferred taxes was primarily attributable to the tax effect of the fair market value change in available-for-sale securities.
FINANCIAL CONDITION
   Investment Securities
     The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of March 31,		As of December 31,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)
Available for sale:
U.S. Government-sponsored agencies	$10,636	$10,867	$26,537	$26,811
Municipal bonds	20,213	20,644	20,750	20,982
SBA loan pools	421	419	501	497
Mortgage-backed securities	38,055	38,502	40,300	39,897
Mutual funds	—	—	30	30

Total available for sale	$69,325	$70,432	$88,118	$88,217

Held to maturity:
Municipal bonds	$646	$661	$646	$661
SBA loan pools	146	147	155	156

Total held to maturity	$792	$808	$801	$817

Total investment securities	$70,117	$71,240	$88,919	$89,034

     As of March 31, 2008, investment securities totaled $71.2 million, or 4.1% of total assets, compared to $89.0 million, or 5.3% of total assets, as of December 31, 2007. The decrease in the investment portfolio was due primarily to normal maturities and calls on securities. The proceeds from these maturities were used in part to fund the Company’s loan growth and reduce funding liabilities.
     Available-for-sale securities totaled $70.4 million as of March 31, 2008, compared to $88.2 million at December 31, 2007. Available-for-sale securities as a percentage of total assets decreased to 4.1% as of March 31, 2008, compared to 5.2% at December 31, 2007. Securities held to maturity decreased to $792,000 at March 31, 2008 from $801,000 at December 31, 2007. For the first three months of 2008, the tax equivalent yield on the average investment portfolio was 5.23%, representing a decrease of 7 basis points, compared to 5.30% for the same period in 2007.
       Loans
     The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	March 31,	December 31,
	2008	2007
	(In thousands)
Commercial and industrial	$234,713	$210,614
Real estate:
Commercial (1)	389,569	370,464
Residential (2)	42,463	43,212
Construction and land development (3)(4)	796,307	789,185
Consumer and other	5,020	5,707

Total gross loans	1,468,072	1,419,182

Less:
Allowance for Losses	19,831	17,098
Net unearned loan fees and discounts	4,369	5,194

Total net loans	$1,443,872	$1,396,890

(1)	Owner-occupied commercial real estate loans were approximately 48.9% and 50.5% of the Company’s commercial real estate loan portfolio as of March 31, 2008 and December 31, 2007, respectively.

(2)	Includes farmland loans and loans for custom homes to high net worth customers and home equity lines of credit.

(3)	Includes loans for undeveloped land of approximately $180.0 million and $178.3 million as of March 31, 2008 and December 31, 2007, respectively.

(4)	Includes loans for property zoned for 1-4 family residential real estate, which amounted to $242.5 million and $226.7 million as of March 31, 2008 and December 31, 2007, respectively.
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
     As of March 31, 2008 and December 31, 2007, total gross loans represented 85.2% and 83.8%, respectively of total assets.

       Non-performing Assets
     Non-performing assets include non-accrual loans, loans past due 90 days or more still accruing interest, loans renegotiated in troubled debt restructurings and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

	March 31,	December 31,	March 31,
	2008	2007	2007
		(In thousands)
Non-accrual loans, not restructured	$13,673	$12,076	$1,308
Accruing loans past due 90 days or more	3	20	2
Restructured loans	—	—	—

Total non-performing loans (“NPLs”)	13,676	12,096	1,310
OREO	2,778	—	—

Total non-performing assets (“NPAs”)	$16,454	$12,096	$1,310

Selected ratios
NPLs to total gross loans	0.93%	0.85%	0.10%
NPAs to total gross loans and OREO	1.12%	0.85%	0.10%
NPAs to total assets	0.95%	0.71%	0.08%
     The composite of non-accrual loans as of March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008			December 31, 2007
	Non-Accrual		Percent of	Non-Accrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(In thousands, except percentage data)
Commercial and industrial	$1,035	7.6%	0.07%	$2,042	16.9%	0.15%
Real Estate:
Commercial	5,884	43.0%	0.40%	4,291	35.5%	0.30%
Residential	3,950	28.9%	0.27%	—	0.0%	0.00%
Construction and land development	2,800	20.5%	0.19%	5,738	47.6%	0.40%
Consumer and Other	4	0.0%	0.00%	5	0.0%	0.00%

Total Loans	$13,673	100.0%	0.93%	$12,076	100.0%	0.85%

     Non-performing loans and OREO were $13.7 million and $2.8 million, respectively, at March 31, 2008, totaling $16.5 million in non-performing assets. Non-performing loans at December 31, 2007 amounted to $12.1 million and the Company had no OREO. As of March 31, 2008, approximately $11.8 million, or 86.3%, of non-performing loans was composed of five borrowers. All of these loans are currently in the process of collection and in foreclosure.
     Substantially all of the OREO consists of one residential project under construction (in which the Company was a 30% undivided interest) on which the foreclosure was completed in March 2008. Concurrent with the foreclosure process, the Company recognized a $1.0 million charge-off representing the difference between the estimated fair value of the property and outstanding loan balance. The Company anticipates the project will be sold in its present condition and has no obligation for future investment in the property (e.g., costs associated with the completion of the project).
   Impaired Loans
     Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of “impaired loans” includes all non-accrual loans, regardless of size, as well as other loans, in excess of $200,000, that management believes it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement .

     The following table sets forth information regarding impaired loans as of the dates indicated:

	March 31,	December 31,
	2008	2007
	(In thousands)
Impaired loans with a valuation allowance	$16,623	$3,097
Impaired loans without a valuation allowance	24,568	26,702

Total impaired loans	$41,191	$29,799

Average balance of impaired loans (1)	$44,095	$15,163

Related valuation allowance	$4,947	$1,283

Interest income recognized on impaired loans (1)	$890	$1,551

Interest income recognized on a cash basis on impaired loans (1)	$344	$948

(1)	For the three months ended March 31, 2008 and twelve months ended December 31, 2007.
     Impaired loans totaled $41.2 million, which included all non-accrual loans in the amount of $13.7 million and classified loans in the amount of $27.5 million. The $27.5 million balance as of March 31, 2008, is comprised of: 1) five loans totaling $15.6 million that management believes are well secured and does not anticipate any losses; 2) two real estate — construction and land development loans totaling $10.9 million and; 3) one commercial and industrial loan in the amount of $1.0 million. Valuation allowances for the two construction and land development loans and one commercial and industrial loan totaled $3.4 million at March 31, 2008.

   Allowance for Loan Losses
     The following table sets forth information regarding the Company’s allowance for loan losses for the dates indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2008	2007	2007
		(In thousands)
Allowance for Loan Losses:
Balance at beginning of period	$17,098	$14,973	$14,973

Charge-offs:
Commercial and industrial	541	1,125	96
Real Estate:	—	—	—
Commercial	—	—	—
Residential	—	228	—
Construction and land development	1,000	—	—
Consumer and other	4	199	3

Total charge-offs	1,545	1,552	99

Recoveries
Commercial and industrial	103	294	259
Real Estate:	—	—	—
Commercial	—	—	—
Residential	—	26	—
Construction and land development	7	1	—
Consumer and other	—	1	—

Total recoveries	110	322	259

Net loans charge-offs (recoveries)	1,435	1,230	(160)

Provision for loan losses	4,168	3,355	482

Balance at end of period	$19,831	$17,098	$15,615

Total gross loans	$1,468,072	$1,419,182	$1,297,860
Average gross loans (net of deferred fees)	1,436,861	1,318,995	1,263,380
Non-performing loans	13,676	12,096	1,310
Non-performing assets	16,454	12,096	1,310

Selected ratios:
Net charge-offs (recoveries) to average loans (annualized)	0.40%	0.09%	-0.05%
Provision for loan losses to average loans (annualized)	1.17%	0.25%	0.15%
Allowance for loan losses to total gross loans outstanding at end of period	1.35%	1.20%	1.20%
Allowance for loan losses to total non-performing loans	145%	141%	1,192%
     Due to increased charge-offs and an increase in the valuation allowance for impaired loans, the Company’s allowance for loan losses increased to $19.8 million as of March 31, 2008, compared to $17.1 million and $15.6 million at December 31, 2007 and March 31, 2007, respectively. As a result of these factors the Company recorded a provision of $4.2 million for first quarter of 2008, compared to $482,000 for the first quarter of 2007. As of March 31, 2008, the allowance for loan losses was 1.35% of total gross loans, compared to 1.20% at December 31, 2007.
     Management believes the level of allowance as of March 31, 2008 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, the Company’s results can be significantly influenced by changes in the credit quality of its borrowers. The Company’s allowance for loan losses, OREO, charged-off loans and the provision of loan losses all increased significantly in the first quarter of 2008, compared to the same period in 2007 and the quarter ended

December 31, 2007. These increases are primarily the result of the weakening economies and deterioration of the residential real estate sectors experienced in the Company’s primary markets during the second half of 2007 and continuing into the first quarter of 2008 and the effect these conditions had on its commercial and industrial, commercial real estate, residential and construction and land development loans (e.g., increased charge-offs and an increase in the valuation allowance for impaired loans). As a result, while management believes the allowance for loan losses is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio, any prolonged or further deterioration in the real estate markets with resulting declines in the value of real estate collateral may cause higher levels of non-performing assets and loan losses in future periods.
   Deposits
     Total deposits increased by $88.3 million, or 7.2%, to $1.3 billion as of March 31, 2008, from $1.2 billion as of December 31, 2007. The increase in deposits is directly attributed to an increase in wholesale interest bearing demand deposits and wholesale time deposits, which were secured to reduce the Company’s short term Federal Home Loan Bank (FHLB) borrowings and fund a substantial portion of the Company’s loan growth during the first quarter of 2008.
   Borrowings and Junior Subordinated Debt
     The Company regularly uses the FHLB for short term and long term borrowings. FHLB term debt, which matures from April 2008 through March 2009, amounted to $71.0 million at March 31, 2008. Interest on all FHLB borrowings accrued at an average rate of 4.32% and 5.16% for the three months ended March 31, 2008 and 2007, respectively. Remaining available debt financing through the FHLB amounted to $79.3 million at March 31, 2008.
     The Company also has agreements with other lending institutions under which it can purchase up to $113.0 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. As of March 31, 2008 and December 31, 2007, there were no federal funds purchased.
     In September 2007, the Company borrowed $15.5 million and used the proceeds to redeem junior subordinated debt owed to Community Bancorp (NV) Statutory Trust I which used the proceeds to redeem its trust preferred issuances. The borrowing is unsecured, bears interest at the one month LIBOR plus 1.50% (equal to 4.15% at March 31, 2008), is payable in the amount of approximately $473,000 monthly with all unpaid interest and principal due on September 26, 2010 and requires the lender’s approval prior to issuing dividends to shareholders. The outstanding balance on the note was $13.4 million and $14.3 million as of March 31, 2008 and December 31, 2007, respectively.
     The Company had aggregate of $72.2 million of subordinated debentures outstanding at March 31, 2008, which bore interest at a rate of 6.43% for the three months ended March 31, 2008. The subordinated debentures were issued in three separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used to fund the Company’s 2005 and 2006 acquisitions.
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

REGULATORY MATTERS
     The regulatory capital guidelines as well as the actual capital ratios for Community Bank of Nevada, Community Bank of Arizona and the Company as of March 31, 2008 are as follows:

			Actual
			Community	Community
	Minimum	Well	Bank of	Bank of	Community
	Regulatory	Capitalized	Nevada	Arizona	Bancorp
Tier 1 leverage capital	4.00%	5.00%	11.54%	26.31%	11.85%
Tier 1 risk-based capital	4.00%	6.00%	11.03%	24.73%	11.27%
Total risk-based capital	8.00%	10.00%	12.22%	25.98%	12.46%
     In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The qualitative limits become effective on March 31, 2009, after a four-year transition period. As of March 31, 2008, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit ($70.0 million).
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
     Management believes the Company’s liquid assets are adequate to meet its cash flow needs for loan funding and deposit withdrawals. At March 31, 2008, the Company had $91.6 million in liquid assets comprised of $21.2 million in cash and cash equivalents and $70.4 million in available-for-sale securities. The $16.0 million decrease in liquidity since December 31, 2007 was primarily a result of lower available-for-sale securities resulting from scheduled maturities which were used in part to fund the Company’s 2008 loan growth.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 1A. Risk Factors
There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The Board of Directors at its regular meeting of July 25, 2007, authorized the purchase of up to 5% of the Company’s outstanding shares as of June 30, 2007, or 520,996 shares, over the next twelve months. During the quarter ended March 31, 2008, the Company did not repurchase any shares. As of March 31, 2008, the Company could repurchase up to an additional 204,796 shares under the July 2007 authorization.
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

Dated: May 6, 2008

COMMUNITY BANCORP

By:	/s/ Patrick Hartman

Patrick Hartman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Chief Accounting Officer)

Dated: May 6, 2008