Form 10-Q
period 2008-06-30
Community Bancorp
filed 2008-08-08
CIK 1304366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding as of July 31, 2008
Common Stock, $0.001 par value	10,250,986 shares

COMMUNITY BANCORP

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Cash and due from banks	$13,159	$19,243
Interest bearing deposits in other banks	791	141
Federal funds sold	447	20

Cash and cash equivalents	14,397	19,404

Securities available for sale, at fair value	61,161	88,217
Securities held to maturity, at amortized cost (fair value of $645 as of June 30, 2008 and $817 as of December 31, 2007)	635	801
Required equity investments, at cost	12,335	14,014
Loans, net of allowance for loan losses of $28,050 as of June 30, 2008 and $17,098 as of December 31, 2007	1,473,961	1,396,890
Premises and equipment, net	25,557	27,535
Other real estate owned	11,033	—
Accrued interest and dividends receivable	7,083	8,046
Deferred income taxes, net	1,716	1,503
Bank owned life insurance	10,719	10,521
Goodwill	113,636	113,636
Core deposit intangible, net of accumulated amortization of $3,148 as of June 30, 2008 and $2,478 as of December 31, 2007	6,811	7,481
Other assets	8,780	5,473

Total assets	$1,747,824	$1,693,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$163,551	$170,725
Interest bearing:
Demand	706,181	672,567
Savings	22,445	28,465
Time, $100,000 or more	186,857	171,664
Other time	250,189	187,041

Total deposits	1,329,223	1,230,462

Borrowings	105,412	146,684
Accrued interest payable and other liabilities	7,190	9,090
Junior subordinated debt	72,166	72,166

Total liabilities	1,513,991	1,458,402

Commitments and Contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value: $0.001; shares authorized: 20,000,000 at June 30, 2008 and none at December 31, 2007; shares issued: none	—	—
Common stock, par value: $0.001; shares authorized: 50,000,000 at June 30, 2008 and 30,000,000 at December 31, 2007; shares issued: 10,604,570 as of June 30, 2008 (including 145,178 shares of unvested restricted stock) and 10,620,529 as of December 31, 2007 (including 161,137 shares of unvested restricted stock)	11	11
Additional paid-in capital	169,815	168,931
Retained earnings	70,853	72,797
Accumulated other comprehensive (loss) income, net of tax	(162)	64

	240,517	241,803

Less cost of treasury stock, 350,575 shares as of June 30, 2008 and December 31, 2007	(6,684)	(6,684)

Total stockholders’ equity	233,833	235,119

Total liabilities and stockholders’ equity	$1,747,824	$1,693,521

See Notes to Consolidated Financial Statements (Unaudited).

COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$25,232	$30,439	$54,058	$59,373
Securities and investments	948	1,448	2,067	2,884
Federal funds sold	17	529	27	1,047

Total interest and dividend income	26,197	32,416	56,152	63,304

Interest expense on:
Deposits	8,615	11,926	18,758	22,623
Borrowings	1,021	1,149	2,400	2,301
Junior subordinated debt	1,034	1,543	2,188	3,073

Total interest expense	10,670	14,618	23,346	27,997

Net interest income before provision for loan losses	15,527	17,798	32,806	35,307

Provision for loan losses	14,226	486	18,394	968

Net interest income after provision for loan losses	1,301	17,312	14,412	34,339

Non-interest income:
Service charges and other income	738	557	1,401	1,185
Bank owned life insurance	98	111	198	229
Net swap settlements	(85)	44	(115)	92
Rental income	39	38	87	76
Gain on sale of securities	31	4	196	4
Gain on sale of property	—	—	1,210	—
Net gain on sale of loans	—	250	—	285

Total non-interest income	821	1,004	2,977	1,871

Non-interest expense:
Salaries, wages and employee benefits	5,230	5,589	11,095	11,301
Occupancy, equipment and depreciation	1,291	1,227	2,573	2,423
Core deposit intangible amortization	335	335	670	670
Data processing	303	268	533	583
Advertising and public relations	405	464	782	737
Professional fees	616	428	1,206	700
Telephone and postage	163	193	326	394
Stationery and supplies	207	192	402	358
Directors fees	119	50	236	178
Insurance	436	140	660	259
Software maintenance	173	116	319	221
Loan related	123	82	223	177
Foreclosed assets, net	154	—	154	—
(Gain) Loss on interest rate swaps	(814)	—	15	—
Other operating expenses	541	539	1,198	1,080

Total non-interest expense	9,282	9,623	20,392	19,081

(Loss) income before income tax provision	(7,160)	8,693	(3,003)	17,129
Income tax (benefit) provision	(2,524)	3,050	(1,059)	6,037

Net (loss) income	(4,636)	5,643	(1,944)	11,092

Other comprehensive (loss) income — unrealized (loss) on available-for-sale securities, net of income tax benefit of $381, $333, $26 and $262, respectively	(877)	(600)	(226)	(445)

Comprehensive (loss) income	$(5,513)	$5,043	$(2,170)	$10,647

(LOSS) EARNINGS PER SHARE:
Basic	$(0.46)	$0.54	$(0.19)	$1.06

Diluted	$(0.46)	$0.54	$(0.19)	$1.06

See Notes to Consolidated Financial Statements (Unaudited).

COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended
(Unaudited)

	June 30,	June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,944)	$11,092
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	962	929
Gain on sales of fixed assets	—	(20)
Gain on sale of property	(1,210)	—
Amortization of core deposit intangible	670	670
Loss on interest rate swaps	15	—
Income from bank owned life insurance	(198)	(229)
Gain on sale of loans	—	(285)
Gain on sale of securities	(196)	(4)
Proceeds from sales of loans held for sale	—	3,559
Originations of loans held for sale	—	(2,262)
Deferred taxes, net	(188)	1,082
Provision for loan losses	18,394	968
Share-based compensation expense	884	417
Net amortization (accretion) of investment premium and discount	23	(76)
Decrease (increase) in accrued interest receivable	963	(617)
(Increase) in other assets	(3,307)	(501)
Decrease in accrued interest payable and other liabilities	(1,915)	(972)
Income from required equity investments — stock dividends	(189)	(117)

Net cash provided by operating activities	12,764	13,634

Cash flows from investing activities:

Net increase in loans	(106,383)	(112,035)
(Payments) receipts on net swap settlements	(115)	92
Proceeds from maturities of and principal paydowns on securities held to maturity	166	98
Purchase of securities available for sale	(100)	(2,617)
Proceeds from maturities of and principal paydowns on securities available for sale	26,882	13,019
Proceeds from sale of securities available for sale	196	3,272
Net investment in required equity investments	1,868	(5,726)
(Purchase) sale of premises and equipment	(339)	(2,261)
Proceeds from sale of premises and equipment	2,565	48

Net cash used in investing activities	(75,260)	(106,110)

Cash flows from financing activities:
Net (decrease) increase in borrowings	(38,760)	32,139
Net increase in deposits	98,761	50,261
Repayment of long-term debt	(2,512)	—
Excess tax benefit related to exercise of stock options	—	51
Proceeds from exercise of stock options	—	264

Net cash provided by financing activities	57,489	82,715

Net decrease in cash and cash equivalents	(5,007)	(9,761)
Cash and cash equivalents, beginning of the year	19,404	46,116

Cash and cash equivalents, end of the period	$14,397	$36,355

Supplemental disclosure of cash flow information:
Interest paid	$23,882	$27,843

Income taxes paid	$2,565	$5,161

Transfer of loans to other real estate owned	$11,033	$—

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
     Community Bank of Nevada is a Nevada state chartered bank providing a full range of commercial and consumer bank products through thirteen branches located in the greater Las Vegas area.
     Community Bank of Arizona is an Arizona state chartered bank providing a full range of commercial and consumer bank products through three branches located in the greater Phoenix, Arizona area. Community Bank of Arizona was acquired in September 2006.
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
     The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes, other than a net loss, during the six months ended June 30, 2008.
     Certain amounts in the 2007 Consolidated Statement of Cash Flows have been reclassified to conform to the 2008 presentation.
Note 3. Significant Accounting Policies
     Accounting policies are fully described in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes during the six months ended June 30, 2008 (also see Note 4 and Note 17).
Note 4. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted

SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no effect on the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations and Comprehensive Income (Loss) (also see Note 17).
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. For companies electing the fair value option for financial instruments under SFAS No. 159, unrealized gains and losses will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. However, early adoption was permitted subject to certain conditions including the adoption of SFAS No. 157 at the same time. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 had no effect on the Company’s Consolidated Balance Sheet and Consolidated Statement of Operations and Comprehensive Income (Loss).
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
Note 5. Loans
     The composition of the Company’s loan portfolio as of June 30, 2008 and December 31, 2007 is as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Commercial and industrial	$232,579	$210,614
Real estate:
Commercial	406,218	370,464
Residential	38,853	43,212
Construction and land development	823,429	789,185
Consumer and other	4,797	5,707

Total gross loans	1,505,876	1,419,182

Less:
Allowance for loan losses	28,050	17,098
Net unearned loan fees and discounts	3,865	5,194

Total net loans	$1,473,961	$1,396,890

     Changes in the allowance for loan losses for the three months and six months ended June 30, 2008 and 2007 are as follow:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Balance at beginning of period	$19,831	$15,615	$17,098	$14,973

Provision for loan losses	14,226	486	18,394	968
Less amounts charged off	(6,126)	(129)	(7,671)	(228)
Recoveries of amounts charged off	119	13	229	272

Balance at end of period	$28,050	$15,985	$28,050	$15,985

     At June 30, 2008, total impaired loans were $103.1 million, including $69.3 million in non-accrual loans, and total loans past due 90 days or more and still accruing interest were $10,000. At December 31, 2007, total impaired loans were $29.8 million, including $12.1 million in non-accrual loans, and total loans past due 90 days or more and still accruing interest were $20,000.
Note 6. Other Real Estate Owned
     OREO is real estate that is held for sale and is initially recorded at fair value, net of estimated disposition costs and is subsequently carried at the lower of its carrying amount or fair value. The Company’s OREO as of June 30, 2008 consists of seven properties totaling $11.0 million, compared to two properties totaling $2.8 million at March 31, 2008 and no OREO at December 31, 2007. During the quarter ended June 30, 2008, the Company charged-off $1.4 million to the allowance for loan losses to record OREO at its estimated fair value less costs to sell. Of the $1.4 million in loan balances charged-off during the second quarter of 2008, the Company had previously established a specific allowance on these loans of $1.3 million at March 31, 2008. The Company also recognized a $525,000 write down of one OREO property during the second quarter of 2008 to adjust the carrying value of the property to its estimated fair value less costs to sell based on acceptance of a purchase offer, less selling costs. One property in the amount of $2.4 million was sold on July 22, 2008 and for three properties, totaling $7.2 million, the Company has accepted purchase offers (two of which are in escrow) with anticipated closings in the third quarter of 2008.
     OREO is evaluated to ensure the recorded amount is supported by its current fair value and valuation allowances. Reductions in the carrying amount are recorded as necessary. Costs relating to the development and improvement of the OREO are capitalized to the extent that the total does not exceed the property’s net realizable value.
Note 7. Borrowings
     The Company regularly uses the Federal Home Loan Bank of San Francisco (“FHLB”) for short term and long term borrowings. FHLB term debt, which matures from July 2008 through March 2009, amounted to $93.3 million at June 30, 2008. Interest on all FHLB borrowings accrued at an average rate of 3.95% and 4.15% for the three and six months ended June 30, 2008, respectively. Remaining available debt financing through the FHLB amounted to $69.1 million at June 30, 2008.
     The Company also has agreements with other lending institutions under which it can purchase up to $108.0 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. As of June 30, 2008 and December 31, 2007, there were no federal funds purchased.
     In September 2007, the Company borrowed $15.5 million and used the proceeds to redeem junior subordinated debt owed to Community Bancorp (NV) Statutory Trust I which used the proceeds to redeem its trust preferred issuances. The borrowing is unsecured, bears interest at the one month LIBOR plus 1.50% (equal to 3.88% at June 30, 2008), is payable in the amount of approximately $461,000 monthly with all unpaid interest and principal due on September 26, 2010 and requires the lender’s approval prior to issuing dividends to shareholders. At June 30, 2008, the Company was not in compliance with the debt service coverage ratio requirement of this loan agreement. The Company has received a waiver from the lender of this requirement through September 30, 2008. The outstanding balance on the note was $11.8 million and $14.3 million as of June 30, 2008 and December 31, 2007, respectively.
Note 8. Junior Subordinated Debt
     The Company had $72.2 million of subordinated debentures outstanding at June 30, 2008, which bore interest at an averaged rate of 5.76% and 6.10% for the three months and six months ended June 30, 2008, respectively. The subordinated debentures were issued in three separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used to fund the Company’s 2005 and 2006 acquisitions.
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
     In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The quantitative limits become effective on March 31, 2009. As of June 30, 2008, the trust preferred securities have been included in Tier I capital for regulatory capital purposes up to the specified limit ($70.0 million).
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
     A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of June 30, 2008 and December 31, 2007 is as follows:
Outstanding commitments

	June 30,	December 31,
	2008	2007
	(In thousands)
Commitments to extend credit, including unsecured commitments of approximately $22,604 for 2008 and $28,137 for 2007	$326,023	$430,093

Credit card commitments, including unsecured amounts of approximately $838 for 2008 and $818 for 2007	838	818

Standby letters of credit, including unsecured commitments of approximately $1,542 for 2008 and $2,485 for 2007	3,137	4,083

	$329,998	$434,994

     Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable; inventory; property and equipment; residential real estate; income-producing commercial properties; and owner-occupied commercial properties. The Company had approximately $989,000 and $877,000 at June 30, 2008 and December 31, 2007, respectively, reflected in other liabilities for the allowance for loan losses of off-balance sheet risk associated with commitments to extend credit.
     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (“FIN 45”). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5, Accounting for Contingencies. As of June 30, 2008 and December 31, 2007, the amount of the liability related to guarantees was approximately $8,000 and $10,000, respectively.
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
Financial Instruments with Concentrations of Credit Risk
     The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in the greater Las Vegas, Nevada and Phoenix, Arizona areas. Real estate loans accounted for approximately 84% of the total gross loans as of June 30, 2008. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 2% of total gross loans were unsecured as of June 30, 2008. The Company’s loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.
     At June 30, 2008 the Company’s impaired loans totaled $103.1 million, including $69.3 million in non-accrual loans. Approximately 89% and 91% of the non-accrual loans and impaired loans, respectively, were related to borrowers in the greater Las Vegas, Nevada geographic region.
     At June 30, 2008, seven customer balances totaling $461.4 million comprised 34.7% of total deposits. These customer balances constitute all brokered deposits at June 30, 2008. Of these deposits at June 30, 2008, $364.7 million were interest bearing wholesale demand deposits and $96.7 million were other time deposits.
Lease Commitments
     The Company leases certain branches and office facilities under operating leases. The Company has lease obligations for ten of its branch locations and its corporate headquarters and administrative offices under various non-cancelable agreements with expiration dates through March 2018, which require various minimum annual rentals.
     In January 2008, the Company also executed a new land lease agreement for property on which it will construct a new branch. The Company took possession of the property on March 21, 2008 and will commence construction of the branch. The initial term of the lease is ten years with four ten year renewal options. Monthly rent will commence on the date the branch facility is open for business or at the latest in November 2008.
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
     The interest rate swap agreements are recorded at fair value as required by SFAS No. 133 and as amended, by SFAS No. 155. The fair values of the swap agreements are reflected in other assets or other liabilities, as applicable and any amounts owed to the borrower are recorded in other liabilities on the Consolidated Balance Sheet. As a result of changes in market value associated with the interest rate swaps, a gain of $814,000 and a loss of $15,000 was recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, there was no corresponding gain or loss on interest rate swaps.

     Fair values for the swap agreements are based upon quoted market prices.
Note 11. Stockholders’ Equity
     At the Company’s annual stockholders’ meeting held May 29, 2008, the Company’s shareholders approved an amendment of the Articles of Incorporation, increasing the number of authorized shares of common stock from 30,000,000 to 50,000,000 and creating a new class of preferred stock in the amount of 20,000,000 shares that, if issued, will have such terms, rights and features as may be determined by the Board of Directors. All shares of stock have a par value of $.001.
Note 12. Earnings (Loss) per Share
     Basic (loss) earnings per share (“EPS”) are calculated on the basis of weighted-average number of common shares outstanding (excluding non-vested restricted stock) during the period. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and non-vested restricted stock, and are determined using the treasury stock method. The diluted loss per share for the three and six months ended June 30, 2008, was based only on the weighted-average number of common shares outstanding, as any common stock equivalents would have been antidilutive.
     EPS has been computed based on the following:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2008			2007			2008			2007
	(In thousands, except (loss) earnings per share data)						(In thousands, except (loss) earnings per share data)
		Average			Average			Average			Average
	Net	Number	Per Share	Net	Number	Per Share	Net	Number	Per Share	Net	Number	Per Share
	(Loss)	of Shares	Amounts	Income	of Shares	Amounts	(Loss)	of Shares	Amounts	Income	of Shares	Amounts
Basic EPS	$(4,636)	10,109	$(0.46)	$5,643	10,420	$0.54	$(1,944)	10,109	$(0.19)	$11,092	10,418	$1.06
Effect of dilutive securities:
Stock options	—	—	—	—	68	—	—	—	—	—	72	—
Restricted stock	—	—	—	—	—	—	—	—	—	—	—	—

Diluted EPS	$(4,636)	10,109	$(0.46)	$5,643	10,488	$0.54	$(1,944)	10,109	$(0.19)	$11,092	10,490	$1.06

     Stock options and restricted stock that could potentially effect basic EPS in the future, that were not included in the computation of diluted EPS because they would have had an antidilutive effect, amounted to 698,000 shares and 708,000 shares for the three and six months ended June 30, 2008, respectively.
Note 13. Share-Based Compensation
     Stock options
     As of June 30, 2008, the Company has outstanding options under two share-based compensation plans. The related compensation cost was approximately $189,000 and $220,000 for the three months ended June 30, 2008 and 2007, respectively, and $376,000 and $417,000 for the six months ended June 30, 2008 and 2007, respectively. No share-based compensation was capitalized. No stock options were granted during the six months ended June 30, 2008 and 2007.
     Restricted stock
     In August and September 2007, the Company issued a total of approximately 163,000 shares of restricted common stock to certain employees and directors. Restricted common stock issued to employees is subject to a three year cliff vesting and the directors restricted common stock vest annually over a three year period. Share-based compensation costs associated with the issuance of the restricted common stock is recognized on a straight-line basis over three years and amounted to approximately $254,000 and $508,000 for the three months and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, there was no share-based compensation cost associated with the issuance of restricted stock.

     Stock appreciation rights
     In July 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan. The Company accounts for the Stock Appreciation Rights (“SAR”) using liability accounting which requires the Company to record the liability of the SAR at fair value, rather than intrinsic value. All outstanding SAR were settled, with cash payments made in April 2007 and, accordingly, there was no accrued liability for SAR at June 30, 2008. There was no SAR expense recognized for the three months ended June 30, 2008 and 2007. SAR expense for the six months ended June 30, 2008 and 2007 was $0 and $32,000, respectively.
     The compensation cost related to share-based compensation plans was included in salaries, wages and employee benefits expense for grants to employees and directors fees for grants to board members in the Consolidated Statement of Operations and Comprehensive Income (Loss).
Note 14. Segments
     The Company provides a full range of banking services through its two consolidated subsidiaries, Community Bank of Nevada and Community Bank of Arizona. The Company currently manages its business with a primary focus on each bank subsidiary. Accordingly, the Company has two reportable segments. Community Bancorp’s financial information is included in the “Other” category, because it represents an overhead function rather than an operating segment.

	For the three months ended and as of June 30, 2008				For the six months ended and as of June 30, 2008
	Community	Community			Community	Community
	Bank of	Bank of			Bank of	Bank of
	Nevada	Arizona	Other (3)	Total	Nevada	Arizona	Other (3)	Total
	(In thousands)				(In thousands)
Interest and dividend income	$24,478	$1,706	$13	$26,197	$52,834	$3,337	$(19)	$56,152
Interest expense	8,936	593	1,141	10,670	19,779	1,165	2,402	23,346

Net interest income before provision for loan losses	15,542	1,113	(1,128)	15,527	33,055	2,172	(2,421)	32,806
Provision for loan losses	12,484	1,742	—	14,226	16,519	1,875	—	18,394

Net interest income after provision for loan losses	3,058	(629)	(1,128)	1,301	16,536	297	(2,421)	14,412
Non-interest income	783	38	—	821	2,888	89	—	2,977
Non-interest expenses	6,825	1,303	1,154	9,282	15,772	2,540	2,080	20,392

Segment pretax (loss) income	$(2,984)	$(1,894)	$(2,282)	$(7,160)	$3,652	$(2,154)	$(4,501)	$(3,003)

Segment assets (1)					$1,636,013	$124,886	$(13,075)	$1,747,824

	For the three months ended and as of June 30, 2007				For the six months ended and as of June 30, 2007
	Community	Community			Community	Community
	Bank of	Bank of			Bank of	Bank of
	Nevada	Arizona	Other (3)	Total	Nevada	Arizona	Other (3)	Total
	(In thousands)				(In thousands)
Interest and dividend income	$30,829	$1,532	$55	$32,416	$60,300	$2,894	$110	$63,304
Interest expense	12,524	551	1,543	14,618	23,907	1,017	3,073	27,997

Net interest income before provision for loan losses	18,305	981	(1,488)	17,798	36,393	1,877	(2,963)	35,307
Provision for loan losses	386	100	—	486	768	200	—	968

Net interest income after provision for loan losses	17,919	881	(1,488)	17,312	35,625	1,677	(2,963)	34,339
Non-interest income	911	93	—	1,004	1,618	178	75	1,871
Non-interest expenses	8,149	973	501	9,623	16,487	1,747	847	19,081

Segment pretax income (loss)	$10,681	$1	$(1,989)	$8,693	$20,756	$108	$(3,735)	$17,129

Segment assets (2)					$1,569,683	$89,420	$4,083	$1,663,186

(1)	Goodwill included in Community Bank of Nevada’s and Community Bank of Arizona’s segment assets amounted to $103.7 million and $9.9 million, respectively.

(2)	Goodwill included in Community Bank of Nevada’s and Community Bank of Arizona’s segment assets amounted to $105.6 million and $9.5 million, respectively.

(3)	Includes intersegment eliminations and reclassifications.

Note 15. Quarterly Data

	For the three months ended		For the three months ended
	June 30,	March 31,	June 30,	March 31,
	2008	2008	2007	2007
		(In thousands, except per share data)
Interest and dividend income	$26,197	$29,955	$32,416	$30,888
Interest expense	10,670	12,676	14,618	13,379

Net interest income before provision for loan losses	15,527	17,279	17,798	17,509

Provision for loan losses	14,226	4,168	486	482

Net interest income after provision for loan losses	1,301	13,111	17,312	17,027

Non-interest income	821	2,156	1,004	867
Non-interest expense	9,282	11,110	9,623	9,458

(Loss) income before income tax provision	(7,160)	4,157	8,693	8,436
Income tax (benefit) provision	(2,524)	1,465	3,050	2,987

Net (loss) income	$(4,636)	$2,692	$5,643	$5,449

Basic (loss) earnings per share	$(0.46)	$0.27	$0.54	$0.52

Diluted (loss) earnings per share	$(0.46)	$0.26	$0.54	$0.52

Note 16. Sale of Property
     On February 13, 2008, the Company completed the sale of its Warm Springs branch. Previously, the Company consolidated the branch’s activity with the Stephanie branch. The consolidation of the two branches and subsequent sale of the Warms Springs branch was implemented due to the close proximity of the two branches. The Stephanie branch was acquired in October 2006 through our acquisition of Valley Bancorp.
     Gross proceeds from the sale were approximately $2.7 million (approximately $2.6 million after selling costs) and the related gain of approximately $1.2 million was recorded in non-interest income.
Note 17. Fair Value Accounting
     As discussed in Note 4, on January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. The adoption of SFAS No. 157 and 159 had no affect on the Company’s December 31, 2007 and June 30, 2008 Consolidated Balance Sheets or the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2008.
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
Securities available-for-sale, at fair value — Where quoted prices are available in an active market, securities are classified within level 1 of the hierarchy. Level 1 includes securities that have quoted prices in an active market for identical assets. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company has categorized its securities as level 2.
Impaired loans — SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. The Company has categorized its impaired loans as level 2.
Interest rate swaps — The Company determines the fair value of its interest rate swaps based on termination estimates provided by the counter party to the swaps. These values are then validated by management using internal valuation models based on market information. The Company has categorized its interest rate swaps as level 2.
     The following table represents the assets and liabilities measured at fair value on recurring basis by the Company.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Assets:
Securities available for sale, at fair value	$61,161	$—	$61,161	$—
Interest rate swaps (1)	15	—	15	—

Total	$61,176	$—	$61,176	$—

Liabilities:
Interest rate swaps (2)	$395	$—	$395	$—

	$395	$—	$395	$—

(1)	Included in other assets

(2)	Included in accrued interest payable and other liabilities
     For the three months and six months ended June 30, 2008, the decrease in fair value of securities available-for-sale was $1.3 million and $252,000, respectively, which is included in other comprehensive income (loss) (net of taxes). The change in fair value of interest rate swaps resulting in a gain of $814,000 and a loss of $15,000 for the three and six months ended June 30, 2008, respectively, is included in non-interest expense. Methods of measuring fair values at June 30, 2008 for securities available-for-sale and interest rate swaps are consistent with those used in prior reporting periods.
     Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company.

Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Impaired loans with specific valuation allowance under SFAS No. 114	$27,332	$—	$27,332	$—

     At June 30, 2008, impaired loans in the amount of $38,346 (all collateral dependent) were written down to fair value of the underlying collateral, less cost to sell, through establishing a specific allowance for loan losses of $11.0 million. Methods of measuring fair values at June 30, 2008 for impaired loans are consistent with those used in prior reporting periods.
Note 18. Goodwill
     Goodwill represents the excess of the consideration over the fair value of the net assets acquired through the 2005 and 2006 acquisitions of Bank of Commerce, Community Bank of Arizona and Valley Bancorp. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but rather tested for impairment, at least annually. The Company’s annual testing of impairment was last conducted as of October 1, 2007 for each of its reporting units (i.e., segments). No impairment of goodwill was identified at that time. In accordance with SFAS No. 142, goodwill of a reporting unit shall be tested for impairment between annual tests if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of June 30, 2008, management does not believe any events have occurred that require a current test for impairment. However, management will continue to monitor events and circumstances and if deemed necessary perform tests for impairments prior to the annual testing which might result in a reduction of the carrying value of the goodwill and an impairment loss. Because goodwill is not included in the calculation of risk-based capital, the Company’s regulatory risk-based capital would not be impacted by this potential expense.
Note 19. Subsequent Event
     On July 21, 2008, the Company completed the sale of its Jones property (an administrative facility acquired as part of the Valley Bancorp acquisition). Gross proceeds from the sale were $2.6 million (approximately $2.5 million after selling costs) resulting in a gain of approximately $37,000.
     Concurrent with the closing, the Company executed a leaseback agreement for the property. The term of the lease is for five years, to commence on completion of the sale, and includes two five year renewal options. The initial first year rent is approximately $210,000 and increases 3% annually. The lease also includes an early termination clause that states the Company has the absolute right to early termination of the lease following the thirty-sixth month of the lease term. If early termination is elected, written notice must be provided to the landlord as specified in the lease agreement and the Company will also be subject to an early termination penalty.
     In accordance with SFAS No. 28, Accounting for Sales with Leasebacks, an amendment of SFAS No. 13, the gain will be deferred and amortized over the initial term of the lease.

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
     During the three and six months ended June 30, 2008 the Company’s earnings were challenged by difficult economic conditions in its primary markets as the deterioration of the real estate market during the second half of 2007 continued into the first half of 2008. The deterioration in the real estate market is due to a variety of factors, the most significant of which has been the fallout from the defaults associated with the residential sub-prime market and Alt-A loans. While the Company does not engage in residential sub-prime lending or Alt-A loans, its markets have been affected by these factors.
     This sustained economic downturn had the following effect on the Company’s results of operations and financial condition:
     Results of operations
•	The provision for loan losses was $14.2 million for the second quarter of 2008, compared to a provision for loan losses of $4.2 million for the first quarter of 2008 and $486,000 for the quarter ended June 30, 2007.

•	The provision for loan losses for the first half of 2008 increased to $18.4 million, compared to a provision for loan losses of $968,000 for the first half of 2007.

•	Due to an increase in non-performing loans for the three and six months ended June 30, 2008, interest and dividend income was adversely affected.

•	Due primarily to the increased provision for loan losses and the adverse effect of the increase in non-performing loans on interest and dividend income, the Company recognized a loss for the second quarter of 2008 of $4.6 million, or $(0.46) per diluted share, compared to net income of $2.7 million for the first quarter of 2008, or $0.26 per diluted share, and $5.6 million, or $0.54 per diluted share, for the second quarter of 2007.

For the first half of 2008 the Company recognized a net loss of $1.9 million, or $(0.19) per diluted share, compared to net income of $11.1 million, or $1.06 per diluted share in the first half of 2007.
     Financial condition
•	The allowance for loan losses increased to $28.1 million, or 1.86% of total gross loans, at June 30, 2008, compared to $17.1 million, or 1.20% of total gross loans, at December 31, 2007.

•	Non-performing loans totaled $69.3 million, or 4.6% of total gross loans, at June 30, 2008, compared to $12.1 million, or 0.85% of total gross loans, at December 31, 2007. One loan in the amount of $26.2 million represented 1.7% of total gross loans and 37.9% of non-performing loans. While this loan was not 90 days past due at June 30, 2008, management classified this loan as non-accrual at June 30, 2008. By classifying this one loan to non-accrual status, interest income was adversely affected by approximately $884,000.

•	OREO was $11.0 million at June 30, 2008, and the Company had no OREO at December 31, 2007. One property in the amount of $2.4 million was sold on July 22, 2008 and for three properties, totaling $7.2 million, the Company has accepted purchase offers (two of which are in escrow) with anticipated closings in the third quarter of 2008

•	Impaired loans, which include all non-performing loans, increased to $103.1 million at June 30, 2008, compared to $29.8 million at December 31, 2007.

•	The Company’s capital ratios continue to be above the well-capitalized guidelines established by bank regulatory agencies.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA
(Unaudited)

	2nd	2nd		1st	1st
	Quarter	Quarter	Percentage	Half	Half	Percentage
	2008	2007	Change	2008	2007	Change
	(In thousands, except share and percentage data)			(In thousands, except share and percentage data)
SHARE DATA
Earnings (loss) per share — basic	$(0.46)	$0.54	-185.2%	$(0.19)	$1.06	-117.9%
Earnings (loss) per share — diluted	$(0.46)	$0.54	-185.2%	$(0.19)	$1.06	-117.9%
Book value per share	22.80	$22.10	3.2%	22.80	$22.10	3.2%
Shares outstanding at period end	10,253,995	10,419,924	-1.6%	10,253,995	10,419,924	-1.6%
Weighted average shares outstanding — basic	10,108,817	10,419,924	-3.0%	10,108,817	10,417,919	-3.0%
Weighted average shares outstanding — diluted (5)	10,108,817	10,488,289	-3.6%	10,108,817	10,490,016	-3.6%

SELECTED OTHER BALANCE SHEET DATA
Average assets	$1,749,694	$1,639,474	6.7%	$1,726,246	$1,621,763	6.4%
Average earning assets	$1,576,857	$1,457,476	8.2%	$1,554,694	$1,439,371	8.0%
Average stockholders’ equity	$239,894	$228,470	5.0%	$239,292	$225,698	6.0%
Gross loans	$1,505,876	$1,366,362	10.2%	$1,505,876	$1,366,362	10.2%

SELECTED FINANCIAL RATIOS
Return on average assets	(1.07)%	1.38%	-177.2%	(0.23)%	1.38%	-116.4%
Return on average stockholders’ equity	(7.77)%	9.91%	-178.4%	(1.63)%	9.91%	-116.5%
Net interest margin (1)	3.99%	4.93%	-19.1%	4.27%	4.98%	-14.2%
Efficiency ratio (2)	56.78%	51.18%	10.9%	56.99%	51.32%	11.0%

Capital Ratios
Average stockholders’ equity to average assets	13.71%	13.94%	-1.6%	13.86%	13.92%	-0.4%
Tier 1 leverage capital ratio
Consolidated Company				11.27%	12.22%	-7.8%
Community Bank of Nevada				11.17%	11.55%	-3.3%
Community Bank of Arizona				21.14%	30.82%	-31.3%
Tier 1 risk-based capital ratio
Consolidated Company				10.98%	12.07%	-9.0%
Community Bank of Nevada				10.97%	11.32%	-3.1%
Community Bank of Arizona				18.37%	35.51%	-48.3%
Total risk-based capital ratio
Consolidated Company				12.24%	13.63%	-10.2%
Community Bank of Nevada				12.23%	12.36%	-1.1%
Community Bank of Arizona				19.63%	36.76%	-46.6%

Asset Quality Ratios
Non-performing loans (3)				$69,282	$1,311	5184.7%
Non-performing assets (4)				$80,315	$1,311	6026.2%
Non-performing loans to total gross loans				4.60%	0.10%	4500.8%
Non-performing assets to total assets				4.60%	0.08%	5643.9%
Past due loans
30 - 59 days				$28,546	$1,090	2517.3%
60 - 89 days				$13,780	$906	1420.0%
Allowance for loan losses to total gross loans				1.86%	1.17%	59.2%
Allowance for loan losses to non-performing assets				35%	1,219%	-97.1%
Allowance for loan losses to non-performing loans				40%	1,219%	-96.7%
Net charge-offs (recoveries) to average loans (6)	1.62%	0.04%	39.5%	1.02%	(0.01)%	103.0%

(1)	Net interest margin represents net interest income on a tax equivalent basis as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents non-interest expenses, excluding provision for loan losses, as a percentage of the aggregate of net interest income and non-interest income.

(3)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.

(4)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status plus other real estate owned.

(5)	Weighted average shares outstanding-diluted were equal to weighted average shares-basic for the second quarter and first half of 2008, as any common stock equivalents would have been anti-dilutive.

(6)	Annualized.

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
     Available-for-sale securities. Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. The Company believes this to be a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or, if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. See SFAS No. 157, Fair Value Measurements below.
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
RESULTS OF OPERATIONS
     As previously noted, the Company recorded a net loss of $4.6 million and $1.9 million for the second quarter and first half of 2008, respectively, compared to net income of $5.6 million and $11.1 million, respectively, for the same periods of 2007. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from interest earning assets and interest expense created by interest bearing liabilities; and non-interest income, of which a majority is fees and charges earned from customer services. Income from these sources is offset by the provision for loan losses, non-interest expense and income taxes.

     Net Interest Income and Net Interest Margin
          The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability components for the periods indicated.
Distribution, Rate and Yield Analysis of Net Income

	Three Months Ended June 30,
	2008			2007
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield (7)	Balance	Expense	Rate/Yield (7)
	(In thousands, except percentage data)
Assets:
Interest earning assets:
Loans (1)(2)	$1,493,582	$25,232	6.79%	$1,301,307	$30,439	9.38%
Investment securities (3)(4)	79,982	948	5.29%	115,495	1,448	5.42%
Federal funds sold	3,293	17	2.08%	40,674	529	5.21%

Total interest earning assets (3)	1,576,857	26,197	6.71%	1,457,476	32,416	8.95%

Non-interest earning assets:
Cash and due from banks	16,737			23,348
Goodwill and intangibles	120,632			123,427
Other assets	35,468			35,223

Total assets	$1,749,694			$1,639,474

Liabilities and stockholders’ equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand	$71,046	302	1.71%	$69,625	470	2.71%
Money market	666,254	3,995	2.41%	506,738	5,878	4.65%
Savings	23,198	79	1.37%	41,175	279	2.72%
Time	396,547	4,239	4.30%	408,380	5,299	5.20%

Total interest bearing deposits	1,157,045	8,615	2.99%	1,025,918	11,926	4.66%

Borrowings	102,910	1,021	3.99%	89,562	1,149	5.15%
Junior subordinated debt	72,166	1,034	5.76%	87,630	1,543	7.06%

Total interest bearing liabilities	1,332,121	10,670	3.22%	1,203,110	14,618	4.87%

Non-interest bearing liabilities:
Demand deposits	168,644			195,581
Other liabilities	9,035			12,313

Total liabilities	1,509,800			1,411,004
Stockholders’ equity	239,894			228,470

Total liabilities and stockholders’ equity	$1,749,694			$1,639,474

Net interest income		$15,527			$17,798

Net interest spread (3)(5)			3.49%			4.08%

Net interest margin (3)(6)			3.99%			4.93%

(1)	Includes average non-accrual loans of $39.7 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively.

(2)	Net loan fees of $1.7 million and $2.0 million are included in the yield computations for the three months ended June 30, 2008 and 2007, respectively.

(3)	Yields on securities, total interest-earning assets, net interest spread and net interest margin have been adjusted to a tax-equivalent basis. These adjustments amounted to $104,000 and $110,000 for the three months ended June 30, 2008 and 2007, respectively.

(4)	Includes securities available for sale, securities held to maturity, interest bearing deposits in other banks and required equity investments.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income, on a tax equivalent basis, by total average earning-assets.

(7)	Yields are computed based on actual number of days during the period.

	Six Months Ended June 30,
	2008			2007
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield (7)	Balance	Expense	Rate/Yield (7)
	(In thousands, except percentage data)
Assets:
Interest earning assets:
Loans (1)(2)	$1,465,222	$54,058	7.42%	$1,282,448	$59,373	9.34%
Investment securities (3)(4)	87,152	2,067	5.26%	116,965	2,884	5.35%
Federal funds sold	2,320	27	2.34%	39,958	1,047	5.28%

Total interest earning assets (3)	1,554,694	56,152	7.29%	1,439,371	63,304	8.90%

Non-interest earning assets:
Cash and due from banks	16,398			24,144
Goodwill and intangibles	120,803			123,544
Other assets	34,351			34,704

Total assets	$1,726,246			$1,621,763

Liabilities and stockholders’ equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand	$73,348	713	1.95%	$66,247	865	2.63%
Money market	632,790	8,934	2.84%	490,091	11,267	4.64%
Savings	24,133	178	1.48%	47,785	648	2.73%
Time	393,566	8,933	4.56%	407,863	9,843	4.87%

Total interest bearing deposits	1,123,837	18,758	3.36%	1,011,986	22,623	4.51%

Borrowings	113,478	2,400	4.25%	90,073	2,301	5.15%
Junior subordinated debt	72,166	2,188	6.10%	87,630	3,073	7.07%

Total interest bearing liabilities	1,309,481	23,346	3.59%	1,189,689	27,997	4.75%

Non-interest bearing liabilities:
Demand deposits	168,205			195,086
Other liabilities	9,268			11,290

Total liabilities	1,486,954			1,396,065
Stockholders’ equity	239,292			225,698

Total liabilities and stockholders’ equity	$1,726,246			$1,621,763

Net interest income		$32,806			$35,307

Net interest spread (3)(5)			3.70%			4.15%

Net interest margin (3)(6)			4.27%			4.98%

(1)	Includes average non-accrual loans of $27.4 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively.

(2)	Net loan fees of $3.8 million and $3.7 million are included in the yield computations for the six months ended June 30, 2008 and 2007, respectively.

(3)	Yields on securities, total interest-earning assets, net interest spread and net interest margin have been adjusted to a tax-equivalent basis.

These adjustments amounted to $212,000 and $221,000 for the six months ended June 30, 2008 and 2007, respectively.

(4)	Includes securities available for sale, securities held to maturity, interest bearing deposits in other banks and required equity investments.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income, on a tax equivalent basis, by total average earning-assets.

(7)	Yields are computed based on actual number of days during the period.

     The following table sets forth, for the period indicated, the dollar amount of changes in interest earned for interest earning assets and paid for interest bearing liabilities and the amount of change attributable to (i) average daily balances (“volume”) and (ii) interest rates (“rate”):

	Three months ended June 30, 2008 vs. 2007			Six months ended June 30, 2008 vs. 2007
	increase (decrease) due to change in			increase (decrease) due to change in
		(In thousands)			(In thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Loans	$4,063	$(9,270)	$(5,207)	$7,753	$(13,068)	$(5,315)
Investments securities	(425)	(75)	(500)	(711)	(106)	(817)
Federal funds sold	(309)	(203)	(512)	(641)	(379)	(1,020)

Total interest and dividend income	3,329	(9,548)	(6,219)	6,401	(13,553)	(7,152)

Interest expense:
Interest bearing demand	11	(179)	(168)	87	(239)	(152)
Money market	1,498	(3,381)	(1,883)	2,737	(5,070)	(2,333)
Savings	(94)	(106)	(200)	(245)	(225)	(470)
Time	(148)	(912)	(1,060)	(371)	(539)	(910)
Borrowings	157	(285)	(128)	538	(439)	99
Junior subordinated debt	(246)	(263)	(509)	(499)	(386)	(885)

Total interest expense	1,178	(5,126)	(3,948)	2,247	(6,898)	(4,651)

Net interest income	$2,151	$(4,422)	$(2,271)	$4,154	$(6,655)	$(2,501)

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
     For the three months and six months ended June 30, 2008, interest and dividend income was $26.2 million and $56.2 million, respectively, compared to $32.4 million and $63.3 million, respectively, for the same periods in 2007. The decrease in interest and dividend income was due to an increase in non-performing loans and lower yields on indexed loans (approximately 65% of the Company’s loans are indexed to Prime or Libor, although 51% of these loans have interest rate floors of which approximately 75% are now active). The Company’s average prime rate for the three and six months ended June 30, 2008 decreased 317 and 260 basis points, respectively, to 5.08% and 5.65%, respectively, compared to 8.25% in the same periods in 2007, in response to the 325 basis point decrease in the interest rate target set by the FOMC from September 2007 through April 2008. As a result of these factors, the Company’s yields on loans for the three and six months ended June 30, 2008 decreased to 6.79% and 7.42%, respectively, compared to 9.38% and 9.34%, respectively, in the same periods in 2007.
     For the three and six months ended June 30, 2008, interest expense was $10.7 million and $23.3 million, respectively, compared to $14.6 million and $28.0 million, respectively, for the same periods in 2007. The FOMC action mentioned above affected the cost of interest bearing liabilities. The target average federal funds rate for the three and six months ended June 30, 2008 was 2.08% and 2.63%, respectively, down 317 basis points and 262 basis points, respectively, compared to 5.25% for the same periods in 2007. The full impact of these decreases were not reflected in the cost of interest bearing liabilities as competitive pressures and the level of market rates do not always allow changes in interest rates paid to match decreases in the federal funds rate exactly. Unfavorable changes in funding liability mix also slowed the decrease in the average cost of funding liabilities. This resulted from increased reliance on certificates of deposits and wholesale sources of funds. As a result of these factors, the Company’s cost of interest bearing liabilities was 3.22% and 3.59% for the three and six months ended June 30, 2008, respectively, compared to 4.87% and 4.75%, respectively, for the same periods in 2007.
     For the three and six months ended June 30, 2008, the Company’s net interest margin was 3.99% and 4.27%, respectively, compared to 4.93% and 4.98%, respectively, in the same periods in 2007. As more fully discussed above, the decrease in net interest margin reflected the compression of the spread between yields on interest earning assets and rates paid on interest bearing liabilities.

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
     Due to increases in the general allowance for loan losses and the specific allowance for loan losses on impaired loans, the Company’s allowance for loan losses increased to $28.1 million as of June 30, 2008, compared to $17.1 million at December 31, 2007. As a result of these factors the Company recorded a provision of $14.2 million and $18.4 million for second quarter and first half of 2008, respectively, compared to $486,000 and $968,000, respectively, for the same periods in 2007. As of June 30, 2008, the allowance for loan losses was 1.86% of total gross loans, compared to 1.20% at December 31, 2007.
Non-Interest Income
     The following table sets forth the various components of the Company’s non-interest income for the periods indicated:

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	Increase	2008	2007	Increase
	Amount		(decrease)	Amount		(decrease)
	(In thousands)			(In thousands)
Service charges and other income	$738	$557	$181	$1,401	$1,185	$216
Income from bank owned life insurance	98	111	(13)	198	229	(31)
Net swap settlements	(85)	44	(129)	(115)	92	(207)
Rental income	39	38	1	87	76	11
Gain on sale of securities	31	4	27	196	4	192
Gain on sale of property	—	—	—	1,210	—	1,210
Net gain on sales of loans	—	250	(250)	—	285	(285)

Total non-interest income	$821	$1,004	$(183)	$2,977	$1,871	$1,106

     Non-interest income decreased to $821,000 for the three months ended June 30, 2008, compared to $1.0 million in the same period in 2007. This decrease was primarily due to a $250,000 gain on sale of loans in the second quarter of 2007 for which there was no corresponding amount during the second quarter of 2008 and a decrease of $129,000 in net swap settlements, offset in part by an increase in service charges and other income of $181,000. Non-interest income for the six months ended June 30, 2008, increased to $3.0 million, compared to $1.9 million for the same period in 2007. The increase was the result of the sale of the Company’s Warm Springs property in February 2008 which resulted in a gain of approximately $1.2 million, an increase in gain on sale of securities of $192,000, offset by the recognition of a net swap settlement expense of $115,000 (compared to net settlement income of $92,000 during the first half of 2007).

Non-Interest Expense
     The following table sets forth the components of non-interest expense for the periods indicated:

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	Increase	2008	2007	Increase
	Amount		(decrease)	Amount		(decrease)
	(In thousands)			(In thousands)
Salaries, wages and employee benefits	$5,230	$5,589	$(359)	$11,095	$11,301	$(206)
Occupancy, equipment and depreciation	1,291	1,227	64	2,573	2,423	150
Core deposit intangible amortization	335	335	—	670	670	—
Data processing	303	268	35	533	583	(50)
Advertising and public relations	405	464	(59)	782	737	45
Professional fees	616	428	188	1,206	700	506
Telephone and postage	163	193	(30)	326	394	(68)
Stationery and supplies	207	192	15	402	358	44
Directors fees	119	50	69	236	178	58
Insurance	436	140	296	660	259	401
Software maintenance	173	116	57	319	221	98
Loan related	123	82	41	223	177	46
Foreclosed assets, net	154	—	154	154	—	154
(Gain) loss on interest rate swaps	(814)	—	(814)	15	—	15
Other operating expenses	541	539	2	1,198	1,080	118

Total non-interest expense	$9,282	$9,623	$(341)	$20,392	$19,081	$1,311

     For the three and six months ended June 30, 2008, non-interest expense was $9.3 million and $20.4 million, respectively, compared to $9.6 million and $19.1 million for the same periods in 2007.
     Salaries, wages and employee benefits decreased to $5.2 million and $11.1 million for the three and six months ended June 30, 2008, respectively, compared to $5.6 million and $11.3 million in the same periods in 2007. The decrease in salaries, wages and employee benefits for the three and six months ended June 30, 2008, as compared to the same periods in 2007, were primarily the result of decreases in incentives and commission and a reduction in estimated 2008 bonuses, offset in part by annual salary increases during the first quarter of 2008.
     Professional fees were $616,000 and $1.2 million for the three and six months ended June 30, 2008, respectively, compared to $428,000 and $700,000 in the same periods in 2007. The increase in professional fees for the three and six months ended June 30, 2008, as compared to the same periods in 2007, was primarily the result of increased fees associated with the Company’s quarterly reviews and/or annual audit and increases in legal and consulting costs associated with Securities and Exchange Commission reporting as well as an efficiency/compliance study of its Bank Secrecy Act function. The increased fees associated with the annual audit included expanded procedures due to the Company’s 2006 mergers (i.e., goodwill impairment testing) and expanded procedures due to credit issues at the national and local level.
     Insurance expense was $436,000 and $660,000 for the three and six months ended June 30, 2008, respectively, compared to $140,000 and $259,000 in the same periods in 2007. The increase for the three and six months ended June 30, 2008, was primarily related to higher Federal Deposit Insurance Corporation (FDIC) insurance expense resulting from deposit growth and increases in rates associated with the Federal Deposit Insurance Reform Act of 2005.
     The Company recognized a mark-to-market gain of $814,000 and a loss of $15,000 for the three and six months ended June 30, 2008, respectively, associated with interest rate swaps entered into during 2006. Since the Company did not use hedge accounting for these swaps, any fair value adjustment is included in non-interest expense. For the three and six months ended June 30, 2007 there was no corresponding loss on interest rate swaps.
     Other operating expenses were $541,000 and $1.2 million for the three and six months ended June 30, 2008, respectively, compared to $539,000 and $1.1 million in the same periods in 2007. While other operating expense were relatively stable the three months ended June 30, 2008, as compared to the same period in 2007, other operating expenses for the six months ended June 30, 2008, increased $118,000 due primarily to an increase in the Company’s allowance for loan losses for off-balance commitments to extend credit of approximately $112,000 for the first half of 2008.
Income Tax Expense
     The Company’s income tax (benefit)/expense is the sum of two components, current tax (benefit)/expense and deferred tax (benefit)/expense. The current tax (benefit)/expense is the result of applying the current tax rate to the reportable (loss) or income for tax purposes. The deferred tax (benefit)/expense reflects the (loss)/income on which taxes are (received)/paid versus financial statement pre-tax (loss)/income, as some items of income and expense are recognized differently for income tax purposes than for the financial statements.
     The Company recognized an income tax benefit of $2.5 million and $1.1 million for the three and six months ended June 30, 2008, respectively, representing an effective tax rate of 35.3% for both periods. For the three and six months ended June 30, 2007 the Company recognized an income tax expense of $3.1 million and $6.0 million, respectively, representing an effective rate of 35.1% and 35.2%, respectively. The primary reason for the difference from the federal statutory tax rate of 35% are the inclusion of state taxes and reductions related to tax-advantaged investments in municipal obligations and bank owned life insurance.
     Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company had a deferred tax asset of $1.7 million and $1.5 million as of June 30, 2008 and December 31, 2007, respectively. The change in deferred taxes was primarily attributable to the tax effect of the fair market value change in available-for-sale securities.
FINANCIAL CONDITION
   Investment Securities
     The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of June 30,		As of December 31,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)
Available for sale:
U.S. Government-sponsored agencies	$6,183	$6,281	$26,537	$26,811
Municipal bonds	19,612	19,814	20,750	20,982
SBA loan pools	350	348	501	497
Mortgage-backed securities	35,168	34,718	40,300	39,897
Mutual funds	—	—	30	30

Total available for sale	$61,313	$61,161	$88,118	$88,217

Held to maturity:
Municipal bonds	$490	$500	$646	$661
SBA loan pools	145	145	155	156

Total held to maturity	$635	$645	$801	$817

Total investment securities	$61,948	$61,806	$88,919	$89,034

     As of June 30, 2008, investment securities totaled $61.8 million, or 3.5% of total assets, compared to $89.0 million, or 5.3% of total assets, as of December 31, 2007. The decrease in the investment portfolio was due primarily to normal maturities and calls on securities. The proceeds from these maturities were used in part to fund the Company’s 2008 loan growth.

     Available-for-sale securities totaled $61.2 million as of June 30, 2008, compared to $88.2 million at December 31, 2007. Available-for-sale securities as a percentage of total assets decreased to 3.5% as of June 30, 2008, compared to 5.2% at December 31, 2007. Securities held to maturity decreased to $635,000 at June 30, 2008 from $801,000 at December 31, 2007. For the first half of 2008, the tax equivalent yield on the average investment portfolio was 5.26%, representing a decrease of 9 basis points, compared to 5.35% for the same period in 2007.
Loans
     The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	June 30,	December 31,
	2008	2007
	(In thousands)
Commercial and industrial	$232,579	$210,614
Real estate:
Commercial	406,218	370,464
Residential	38,853	43,212
Construction and land development	823,429	789,185
Consumer and other	4,797	5,707

Total gross loans	1,505,876	1,419,182

Less:
Allowance for Losses	28,050	17,098
Net unearned loan fees and discounts	3,865	5,194

Total net loans	$1,473,961	$1,396,890

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
     As of June 30, 2008 and December 31, 2007, total gross loans represented 86.2% and 83.8%, respectively of total assets.

     The following table sets forth the detailed composition of the Company’s loan portfolio and related amounts for impairment and impaired as of June 30, 2008:
DETAIL COMPOSITE OF LOAN PORTFOLIO

			Total Impaired
		Specific
	Balance	Allowance	Total	Accruing	Non Accrual
	(In thousands)
Real Estate:
Total Construction & Land
Single Family
Single Family Residential	$196,244	$4,375	$30,824	$8,689	$22,135
Condominiums	18,320	—	—	—	—

Total Single Family	214,564	4,375	30,824	8,689	22,135
Multifamily	45,954	2,400	14,823	14,823	—
Retail	334,100	83	32,168	—	32,168
Industrial	98,336	—	—	—	—
Office	89,963	—	8,552	6,302	2,250
Other	40,512	—	—	—	—

Total Construction & Land	823,429	6,858	86,367	29,814	56,553

Commercial
Office
Owner occupied	117,775	—	2,746	—	2,746
Non owner occupied	43,291	—	—	—	—

Total Office	161,066	—	2,746	—	2,746
Retail	124,665	710	2,492	1,282	1,210
Industrial	63,778	—	—	—	—
Other	56,709	100	203	—	203

Total Commercial	406,218	810	5,441	1,282	4,159

Residential	38,853	642	920	517	403

Total Real Estate	1,268,500	8,310	92,728	31,613	61,115

Commercial & Industrial	232,579	2,704	10,343	2,190	8,153

Consumer	4,797	—	4	—	4

Total Gross Loans	1,505,876	$11,014	$103,075	$33,803	$69,272

Allowance for loan losses	28,050		$11,014

Deferred Fees, Net	3,865

Net Loans	$1,473,961

DETAIL COMPOSITE OF CONSTRUCTION & LAND LOAN PORTFOLIO

			Total Impaired
		Specific
	Balance	Allowance	Total	Accruing	Non Accrual
	(In thousands)
Construction & Land
Construction
Single Family
Single Family Residential	$25,420	$443	$6,424	$—	$6,424
Condominiums	18,320	—	—	—	—

Total Single Family	43,740	443	6,424	—	6,424
Multifamily	7,413	2,400	7,413	7,413	—
Retail	139,366	—	1,362	—	1,362
Industrial	33,104	—	—	—	—
Office	47,453	—	—	—	—
Other	10,978	—	—	—	—

Total Construction	282,054	2,843	15,199	7,413	7,786

Acquisition & Development
Single Family
Single Family Residential	75,300	2,704	17,807	8,609	9,198
Condominiums	—	—	—	—	—

Total Single Family	75,300	2,704	17,807	8,609	9,198
Multifamily	17,535	—	7,410	7,410	—
Retail	131,811	83	30,806	—	30,806
Industrial	17,464	—	—	—	—
Office	24,060	—	6,302	6,302	—
Other	6,468	—	—	—	—

Total Acquisition & Development	272,638	2,787	62,325	22,321	40,004

Developed Land
Single Family
Single Family Residential	31,816	1,228	4,964	80	4,884
Condominiums	—	—	—	—	—

Total Single Family	31,816	1,228	4,964	80	4,884
Multifamily	21,006	—	—	—	—
Retail	39,346	—	—	—	—
Industrial	2,433	—	—	—	—
Office	145	—	—	—	—
Other	18,566	—	—	—	—

Total Developed Land	113,312	1,228	4,964	80	4,884

Raw Land
Single Family
Single Family Residential	63,708	—	1,629	—	1,629
Condominiums	—	—	—	—	—

Total Single Family	63,708	—	1,629	—	1,629
Multifamily	—	—	—	—	—
Retail	23,577	—	—	—	—
Industrial	45,335	—	—	—	—
Office	18,305	—	2,250	—	2,250
Other	4,500	—	—	—	—

Total Raw Land	155,425	—	3,879	—	3,879

Total Construction & Land	$823,429	$6,858	$86,367	$29,814	$56,553

Non-performing Assets
     Non-performing assets include non-accrual loans, loans past due 90 days or more still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(In thousands)
Non-accrual loans, not restructured	$69,272	$12,076	$1,311
Accruing loans past due 90 days or more	10	20	—
Restructured loans	—	—	—

Total non-performing loans (“NPLs”)	69,282	12,096	1,311
OREO	11,033	—	—

Total non-performing assets (“NPAs”)	$80,315	$12,096	$1,311

Selected ratios
NPLs to total gross loans	4.60%	0.85%	0.10%
NPAs to total gross loans and OREO	5.29%	0.85%	0.10%
NPAs to total assets	4.60%	0.71%	0.08%
     The composite of non-accrual loans as of June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008			December 31, 2007
	Non-Accrual		Percent of	Non-Accrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(In thousands, except percentage data)
Commercial and industrial	$8,153	11.8%	0.54%	$2,042	16.9%	0.15%
Real Estate:
Commercial	4,159	6.0%	0.27%	4,291	35.5%	0.30%
Residential	403	0.6%	0.03%	—	0.0%	0.00%
Construction and land development	56,553	81.6%	3.76%	5,738	47.6%	0.40%
Consumer and Other	4	0.0%	0.00%	5	0.0%	0.00%

Total Loans	$69,272	100.0%	4.60%	$12,076	100.0%	0.85%

     Non-performing loans and OREO totaled $69.3 million and $11.0 million, respectively, at June 30, 2008, resulting in $80.3 million in non-performing assets. Non-performing loans at December 31, 2007 amounted to $12.1 million and the Company had no OREO. This increase in non-performing loans was due primarily to the sustained economic downturn in the Company’s primary markets and the detrimental affect these economic challenges have had on certain borrowers and the underlying value of collateral that secure these loans
     At June 30, 2008, one construction and land development loan in the amount of $26.2 million represented 1.7% of total gross loans and 37.9% of non-performing loans. Management believes this loan has sufficient collateral to cover the outstanding principal balance as the loan balance represents approximately 55% of the current appraised value of the collateral. The balance of non-performing loans individually ranged in amount from $4,000 to $4.6 million.
     The Company’s OREO as of June 30, 2008, consists of seven properties totaling $11.0 million, compared to two properties totaling $2.8 million at March 31, 2008 and no OREO at December 31, 2007. During the quarter ended June 30, 2008, the Company charged-off $1.4 million to the allowance for loan losses to record OREO at its estimated fair value less cost to sell. Of the $1.4 million in loan balances charged-off during the second quarter of 2008, the Company had previously established a specific allowance on these loans of $1.3 million. The Company also recognized a $525,000 write down of one OREO property during the second quarter of 2008 to adjust the carrying value of the property to its estimated fair value less cost to sell based on acceptance of a purchase offer. One property in the amount of $2.4 million was sold on July 22, 2008 and for three properties, totaling $7.2 million, the Company has accepted purchase offers (two of which are in escrow) with anticipated closings in the third quarter of 2008.
Impaired Loans
     Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of “impaired loans” includes all non-accrual loans, regardless of size, as well as other loans that management has reviewed and believes it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.
     The following table sets forth information regarding impaired loans as of the dates indicated:

	June 30,	December 31,
	2008	2007
	(In thousands)
Impaired loans with a valuation allowance	$38,346	$3,097
Impaired loans without a valuation allowance	64,729	26,702

Total impaired loans	$103,075	$29,799

Average balance of impaired loans (1)	$75,408	$15,163

Related valuation allowance	$11,014	$1,283

Interest income recognized on impaired loans (1)	$2,769	$1,551

Interest income recognized on a cash basis on impaired loans (1)	$1,047	$948

(1)	For the six months ended June 30, 2008 and twelve months ended December 31, 2007.
     Impaired loans totaled $103.1 million at June 30, 2008, compared to $29.8 million at December 31, 2007. Impaired loans include all non-performing loans in the amount of $69.3 million and other loans in the amount of $33.8 million that, while currently performing, were deemed impaired by management. Based on a comprehensive review of all impaired loans as of June 30, 2008, management anticipates that losses associated with these impaired loans will approximate $11.0 million and has established a specific allowance for loan losses in this amount.

Allowance for Loan Losses
     The following table sets forth information regarding the Company’s allowance for loan losses for the dates indicated:

	Three Months	Six Months		Three Months	Six Months
	Ended	Ended	Year Ended	Ended	Ended
	June 30,	June 30,	December 31,	June 30,	June 30,
	2008	2008	2007	2007	2007
	(In thousands)
Allowance for Loan Losses:
Balance at beginning of period	$19,831	$17,098	$14,973	$15,615	$14,973

Charge-offs:
Commercial and industrial	1,296	1,837	1,125	61	157
Real Estate:	—	—	—	—	—
Commercial	229	229	—	—	—
Residential	1,261	1,261	228	—	—
Construction and land development	3,284	4,284	—	—	—
Consumer and other	56	60	199	68	71

Total charge-offs	6,126	7,671	1,552	129	228

Recoveries
Commercial and industrial	115	218	294	13	272
Real Estate:	—	—	—	—	—
Commercial	—	—	—	—	—
Residential	—	—	26	—	—
Construction and land development	4	11	1	—	—
Consumer and other	—	—	1	—	—

Total recoveries	119	229	322	13	272

Net loans charge-offs (recoveries)	6,007	7,442	1,230	116	(44)

Provision for loan losses	14,226	18,394	3,355	486	968

Balance at end of period	$28,050	$28,050	$17,098	$15,985	$15,985

Total gross loans	$1,505,876	$1,505,876	$1,419,182	$1,366,362	$1,366,362
Average gross loans (net of deferred fees)	1,493,582	1,465,222	1,318,995	1,301,307	1,282,448
Non-performing loans	69,282	69,282	12,096	1,311	1,311
Non-performing assets	80,315	80,315	12,096	1,311	1,311

Selected ratios:
Net charge-offs (recoveries) to average loans (annualized)	1.62%	1.02%	0.09%	0.04%	-0.01%
Provision for loan losses to average loans (annualized)	3.83%	2.52%	0.25%	0.15%	0.15%
Allowance for loan losses to total gross loans outstanding at end of period	1.86%	1.86%	1.20%	1.17%	1.17%
Allowance for loan losses to total non-performing loans	40%	40%	141%	1,219%	1,219%
Allowance for loan losses to total non-performing assets	35%	35%	141%	1,219%	1,219%
     Due to increases in the general allowance for loan losses and the specific allowance for loan losses on impaired loans, the Company’s allowance for loan losses increased to $28.1 million as of June 30, 2008, compared to $17.1 million at December 31, 2007. As a result of these factors the Company recorded a provision of $14.2 million and $18.4 million for second quarter and first half of 2008, respectively, compared to $486,000 and $968,000, respectively, for the same periods in 2007. As of June 30, 2008, the allowance for loan losses was 1.86% of total gross loans, compared to 1.20% at December 31, 2007.
     Management believes the level of allowance as of June 30, 2008 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, the Company’s results can be significantly influenced by changes in the credit quality of its borrowers. The Company’s allowance for loan losses, OREO, charged-off loans and the provision of loan losses all increased significantly in the second quarter and first half of 2008, compared to the same periods in 2007. These increases are primarily the result of the weakening economies and deterioration of the residential real estate sectors experienced in the Company’s primary markets during the second half of 2007 and continuing into the first half of 2008 and the effect these conditions had on its commercial and industrial, commercial real estate, residential and construction and land development loans (e.g., increased charge-offs, an increase in the economic risk metrics and an increase in the valuation allowance for impaired loans). As a result, while management believes the allowance for loan losses is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio, any prolonged or further deterioration in the real estate markets with resulting declines in the value of real estate collateral may cause higher levels of non-performing assets and loan losses in future periods.

Goodwill
     Goodwill represents the excess of the consideration over the fair value of the net assets acquired through the 2005 and 2006 acquisitions of Bank of Commerce, Community Bank of Arizona and Valley Bancorp. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but rather tested for impairment, at least annually. The Company’s annual testing of impairment was last conducted as of October 1, 2007 for each of its reporting units (i.e., segments). No impairment of goodwill was identified at that time. In accordance with SFAS No. 142, goodwill of a reporting unit shall be tested for impairment between annual tests if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of June 30, 2008, management does not believe any events have occurred that require a current test for impairment. However, management will continue to monitor events and circumstances and if deemed necessary perform tests for impairments prior to the annual testing which might result in a reduction of the carrying value of the goodwill and an impairment loss. Because goodwill is not included in the calculation of risk-based capital, the Company’s regulatory risk-based capital would not be impacted by this potential expense.
Deposits
     Total deposits increased by $98.8 million, or 8.03%, to $1.33 billion as of June 30, 2008, from $1.2 billion as of December 31, 2007. The increase in deposits is attributable to an increase in wholesale interest bearing demand deposits and wholesale time deposits, which were secured to reduce the Company’s short term Federal Home Loan Bank (FHLB) borrowings and fund a substantial portion of the Company’s loan growth during the first half of 2008.
     At June 30, 2008, seven customer balances totaling $461.4 million comprised 34.7% of total deposits. These customer balances constitute all brokered deposits at June 30, 2008. Of these deposits at June 30, 2008, $364.7 million were interest bearing wholesale demand deposits and $96.7 million were other time deposits.
Borrowings and Junior Subordinated Debt
     The Company regularly uses the Federal Home Loan Bank of San Francisco (“FHLB”) for short term and long term borrowings. FHLB term debt, which matures from July 2008 through March 2009, amounted to $93.3 million at June 30, 2008. Interest on all FHLB borrowings accrued at an average rate of 3.95% and 4.15% for the three and six months ended June 30, 2008, respectively. Remaining available debt financing through the FHLB amounted to $69.1 million at June 30, 2008.
     The Company also has agreements with other lending institutions under which it can purchase up to $108.0 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. As of June 30, 2008 and December 31, 2007, there were no federal funds purchased.
     In September 2007, the Company borrowed $15.5 million and used the proceeds to redeem junior subordinated debt owed to Community Bancorp (NV) Statutory Trust I which used the proceeds to redeem its trust preferred issuances. The borrowing is unsecured, bears interest at the one month LIBOR plus 1.50% (equal to 3.88% at June 30, 2008), is payable in the amount of approximately $461,000 monthly with all unpaid interest and principal due on September 26, 2010 and requires the lender’s approval prior to issuing dividends to shareholders. The outstanding balance on the note was $11.8 million and $14.3 million as of June 30, 2008 and December 31, 2007, respectively.
     The Company had $72.2 million of subordinated debentures outstanding at June 30, 2008, which bore interest at an averaged rate of 5.76% and 6.10% for the three months and six months ended June 30, 2008, respectively. The subordinated debentures were issued in three separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used to fund the Company’s 2005 and 2006 acquisitions.

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
REGULATORY MATTERS
     The regulatory capital guidelines as well as the actual capital ratios for Community Bank of Nevada, Community Bank of Arizona and the Company as of June 30, 2008 are as follows:

			Actual
			Community	Community
	Minimum	Well	Bank of	Bank of	Community
	Regulatory	Capitalized	Nevada	Arizona	Bancorp
Tier 1 leverage capital	4.00%	5.00%	11.17%	21.14%	11.27%
Tier 1 risk-based capital	4.00%	6.00%	10.97%	18.37%	10.98%
Total risk-based capital	8.00%	10.00%	12.23%	19.63%	12.24%
     In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The quantitative limits become effective on March 31, 2009, after a four-year transition period. As of June 30, 2008, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit ($70.0 million).
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
     Management believes the Company’s liquid assets are adequate to meet its cash flow needs for loan funding and deposit withdrawals. At June 30, 2008, the Company had $75.6 million in liquid assets comprised of $14.4 million in cash and cash equivalents and $61.2 million in available-for-sale securities. The $32.1 million decrease in liquidity since December 31, 2007 was primarily a result of lower available-for-sale securities resulting from scheduled maturities which were used in part to fund the Company’s 2008 loan growth.
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
The Board of Directors at its regular meeting of July 25, 2007, authorized the purchase of up to 5% of the Company’s outstanding shares as of June 30, 2007, or 520,996 shares, over the next twelve months. During the three and six months ended June 30, 2008, the Company did not repurchase any shares. As of June 30, 2008, the Company had repurchased 316,200 shares under the July 2007 authorization.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
     The following item was submitted to the security holders for approval at the Annual Meeting of Shareholders held on May 29, 2008:
     1. Election of Board of Directors
     Pursuant to the Company’s by-laws and vote of the shareholders, the following individuals have been elected, with results of the vote as follows, to serve as members of the Board of Directors until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified:

Director	For	Withheld
Jacob D. Bingham	8,189,110	372,027
Dan H. Stewart	8,214,102	347,035
Edward M. Jamison	8,490,596	70,541
Gary W. Stewart	8,202,304	358,833
Lawrence K. Scott	8,492,813	68,324
Jack M. Woodcock	8,215,223	345,914
     Total shares voted were 8,561,137 (or 83.4% of shares outstanding) of which 2,084,460 and 6,476,677 were individuals and brokers, respectively.
     2. Approval of an Amendment to the Company’s Articles of Incorporation
     The amendment of the Articles of Incorporation to authorize an increase in the number of authorized shares of common stock to 50,000,000 and to create a class of preferred stock in the amount of 20,000,000 shares that, if issued, will have such terms, rights and features as may be determined by the Board of Directors was approved by the following vote:

For	Against	Abstained
6,060,832	2,491,329	8,973
     3. Ratification of independent public accountants for 2008
     The ratification of Grant Thornton, LLP as the Company’s independent public accountants for 2008 was approved by the following vote:

For	Against	Abstained
8,527,085	31,499	2,551
Item 5. Other Information
     During the quarter ended June 30, 2008, there were no changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.
Item 6. Exhibits
3.1	Certificate of Amendment to Articles of Incorporation
31.1	Rule 13a-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP
By:	/s/ Edward M. Jamison
Edward M. Jamison
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2008

COMMUNITY BANCORP
By:	/s/ Patrick Hartman
Patrick Hartman
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Chief Accounting Officer)

Dated: August 7, 2008

EXHIBIT INDEX
3.1	Certificate of Amendment to Articles of Incorporation
31.1	Rule 13a-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certifications