Form 10-Q
period 2008-09-30
Community Bancorp
filed 2008-11-10
CIK 1304366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding as of October 31, 2008

Common Stock, $0.001 par value	10,249,874 shares

COMMUNITY BANCORP

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Cash and due from banks	$14,175	$19,243
Interest bearing deposits in other banks	739	141
Federal funds sold	73,881	20

Cash and cash equivalents	88,795	19,404

Interest bearing certificate of deposits at other financial institutions	2,000	—
Securities available for sale, at fair value	60,212	88,217
Securities held to maturity, at amortized cost (fair value of $645 as of September 30, 2008 and $817 as of December 31, 2007)	632	801
Required equity investments, at cost	9,748	14,014
Loans, net of allowance for loan losses of $34,332 as of September 30, 2008 and $17,098 as of December 31, 2007	1,441,518	1,396,890
Premises and equipment, net	23,476	27,535
Other real estate owned	10,666	—
Accrued interest and dividends receivable	6,354	8,046
Deferred income taxes, net	1,575	1,503
Bank owned life insurance	10,816	10,521
Goodwill	113,636	113,636
Core deposit intangible, net of accumulated amortization of $3,483 as of September 30, 2008 and $2,478 as of December 31, 2007	6,476	7,481
Other assets	11,639	5,473

Total assets	$1,787,543	$1,693,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$135,568	$170,725
Interest bearing:
Demand	659,726	672,567
Savings	17,493	28,465
Time, $100,000 or more	199,867	171,664
Other time	416,187	187,041

Total deposits	1,428,841	1,230,462

Borrowings	46,849	146,684
Accrued interest payable and other liabilities	8,049	9,090
Junior subordinated debt	72,166	72,166

Total liabilities	1,555,905	1,458,402

Commitments and Contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value: $0.001; shares authorized: 20,000,000 at September 30, 2008 and none at December 31, 2007; shares issued: none	—	—
Common stock, par value: $0.001; shares authorized: 50,000,000 at September 30, 2008 and 30,000,000 at December 31, 2007; shares issued: 10,602,990 as of September 30, 2008 (including 139,694 shares of unvested restricted stock) and 10,620,529 as of December 31, 2007 (including 161,137 shares of unvested restricted stock)	11	11
Additional paid-in capital	170,192	168,931
Retained earnings	67,893	72,797
Accumulated other comprehensive income, net of tax	226	64

	238,322	241,803
Less cost of treasury stock, 350,575 shares as of September 30, 2008 and December 31, 2007	(6,684)	(6,684)

Total stockholders’ equity	231,638	235,119

Total liabilities and stockholders’ equity	$1,787,543	$1,693,521

See Notes to Consolidated Financial Statements (Unaudited).

COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Interest and dividend income:
Loans, including fees	$23,278	$31,613	$77,336	$90,986
Securities and investments	888	1,345	2,955	4,229
Federal funds sold	431	301	458	1,348

Total interest and dividend income	24,597	33,259	80,749	96,563

Interest expense:
Deposits	9,962	12,279	28,720	34,902
Borrowings	663	1,209	3,063	3,510
Junior subordinated debt	1,042	1,543	3,230	4,616

Total interest expense	11,667	15,031	35,013	43,028

Net interest income before provision for loan losses	12,930	18,228	45,736	53,535

Provision for loan losses	8,000	533	26,394	1,501

Net interest income after provision for loan losses	4,930	17,695	19,342	52,034

Non-interest income:
Service charges and other income	824	621	2,225	1,806
Bank owned life insurance	97	111	295	340
Net swap settlements	(108)	52	(223)	144
Rental income	35	38	122	114
Gain on sale of securities	—	—	196	4
(Loss) gain on sale of property	(3)	—	1,207	—
Net gain on sale of loans	—	—	—	285

Total non-interest income	845	822	3,822	2,693

Non-interest expense:
Salaries, wages and employee benefits	4,606	5,337	15,701	16,638
Occupancy, equipment and depreciation	1,351	1,351	3,924	3,774
Core deposit intangible amortization	335	335	1,005	1,005
Data processing	295	246	828	829
Advertising and public relations	387	651	1,169	1,388
Professional fees	463	486	1,669	1,186
Telephone and postage	153	214	479	608
Stationery and supplies	171	189	573	547
Directors fees	106	71	342	249
Insurance	469	170	1,129	429
Software maintenance	175	106	494	327
Loan related	266	74	489	251
Foreclosed assets, net	798	—	952	—
Loss on interest rate swaps	191	—	206	—
Other operating expenses	590	813	1,788	1,893

Total non-interest expense	10,356	10,043	30,748	29,124

(Loss) income before income tax provision	(4,581)	8,474	(7,584)	25,603
Income tax (benefit) provision	(1,621)	2,943	(2,680)	8,980

Net (loss) income	(2,960)	5,531	(4,904)	16,623

Other comprehensive income — unrealized gain on available-for-sale securities, net of income taxes of $176, $351, $150 and $89, respectively	388	640	162	195

Comprehensive (loss) income	$(2,572)	$6,171	$(4,742)	$16,818

(LOSS) EARNINGS PER SHARE:
Basic	$(0.29)	$0.53	$(0.49)	$1.59

Diluted	$(0.29)	$0.53	$(0.49)	$1.59

See Notes to Consolidated Financial Statements (Unaudited).

COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended
(Unaudited)

	September 30,	September 30,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(4,904)	$16,623
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	1,432	1,441
Gain on sales of fixed assets	(1,207)	(20)
Change in fair value of other real estate owned	870	—
Amortization of core deposit intangible	1,005	1,005
Loss on interest rate swaps	206	—
Income from bank owned life insurance	(295)	(340)
Gain on sale of loans	—	(285)
Gain on sale of securities	(196)	(4)
Proceeds from sales of loans held for sale	—	3,559
Originations of loans held for sale	—	(2,458)
Deferred taxes, net	(222)	1,308
Provision for loan losses	26,394	1,501
Share-based compensation expense	1,292	740
Net amortization (accretion) of investment premium and discount	45	(100)
Decrease (increase) in accrued interest receivable	1,692	(977)
(Increase) decrease in other assets	(6,166)	441
Decrease in accrued interest payable and other liabilities	(1,247)	(667)
Income from required equity investments — stock dividends	(281)	(183)

Net cash provided by operating activities	18,418	21,584

Cash flows from investing activities:

Net increase in loans	(86,885)	(119,791)
(Payments) receipts on net swap settlements	(223)	144
Proceeds from maturities of and principal paydowns on securities held to maturity	169	444
Purchase of securities available for sale	(1,152)	(4,685)
Proceeds from maturities, calls and principal paydowns of securities available for sale	29,590	18,714
Proceeds from sale of securities available for sale	30	3,272
Purchase of investments from other financial institutions	(2,000)	—
Net investment in required equity investments	4,547	(6,948)
Purchase of premises and equipment	(1,187)	(2,698)
Proceeds from sale of other real estate owned	4,550	—
Proceeds from sale of premises and equipment	5,021	20

Net cash used in investing activities	(47,540)	(111,528)

Cash flows from financing activities:
Net (decrease) increase in borrowings	(96,081)	23,572
Net increase in deposits	198,379	82,627
Repayment of long-term debt	(3,754)	—
Redemption of long-term subordinated debentures	—	(15,464)
Purchase of treasury stock	—	(985)
Excess tax benefit related to exercise of stock options	(31)	51
Proceeds from exercise of stock options	—	265

Net cash provided by financing activities	98,513	90,066

Net increase in cash and cash equivalents	69,391	122
Cash and cash equivalents, beginning of the year	19,404	46,116

Cash and cash equivalents, end of the period	$88,795	$46,238

Supplemental disclosure of cash flow information:
Interest paid	$34,748	$42,512

Income taxes paid	$3,003	$9,904

Transfer of loans to other real estate owned	$16,086	$—

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
Community Bancorp’s principal source of income is currently dividends from its two bank subsidiaries, Community Bank of Nevada and Community Bank of Arizona. The expenses of Community Bancorp, including interest from junior subordinated debt, other long-term debt, salaries, legal, accounting and NASDAQ listing fees, have been and will generally be paid from dividends and management fees paid to Community Bancorp by its bank subsidiaries.
Note 2. Basis of Presentation
The unaudited consolidated financial statements include the accounts of Community Bancorp, Community Bank of Nevada and Community Bank of Arizona. Intercompany items and transactions have been eliminated in consolidation. The statutory trusts are not consolidated, as disclosed in Note 8.
The interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for the fair statement of results for the periods presented. All adjustments are of a normal and recurring nature. Results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes included in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes, other than a net loss, during the nine months ended September 30, 2008.
Note 3. Significant Accounting Policies
Accounting policies are fully described in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and there have been no material changes during the nine months ended September 30, 2008 (also see Note 4 and Note 17).
Note 4. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 had no effect on the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations and Comprehensive Income (Loss) (also see Note 17).

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
On October 10, 2008, The FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active. The FSP is effective October 10, 2008 and for prior periods for which financial statements have not been issued. FSP 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issuance of FSP 157-3 and the Company’s adoption of FSP 157-3 had no effect on the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations and Comprehensive Income (Loss).
Note 5. Loans
The composition of the Company’s loan portfolio as of September 30, 2008 and December 31, 2007 is as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Commercial and industrial	$217,379	$210,614
Real estate:
Commercial	401,597	370,464
Residential	42,024	43,212
Construction and land development	813,412	789,185
Consumer and other	4,755	5,707

Total gross loans	1,479,167	1,419,182

Less:
Allowance for loan losses	34,332	17,098
Net unearned loan fees and discounts	3,317	5,194

Total net loans	$1,441,518	$1,396,890

Changes in the allowance for loan losses for the three months and nine months ended September 30, 2008 and 2007 are as follow:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Balance at beginning of period	$28,050	$15,985	$17,098	$14,973

Provision for loan losses	8,000	533	26,394	1,501
Less amounts charged off	(1,798)	(349)	(9,469)	(577)
Recoveries of amounts charged off	80	15	309	287

Balance at end of period	$34,332	$16,184	$34,332	$16,184

The Company’s allowance for loan losses increased to $34.3 million as of September 30, 2008, or 2.32% of total gross loans, compared to $17.1 million, or 1.20% of total gross loans, at December 31, 2007. The increase in the allowance for loan losses includes an increase in both the general allowance for loan losses and the specific allowance for loan losses on impaired loans.
Non-performing loans totaled $185.5 million, or 12.5% of total gross loans, at September 30, 2008, compared to $12.1 million, or 0.85% of total gross loans, at December 31, 2007. A $14.6 million specific allowance for loan losses was established for non-performing loans, which is a component of the $18.1 million specific allowance on impaired loans.
The following table sets forth information regarding non-performing loans as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(In thousands)

Non-accrual loans, not restructured	$185,539	$12,076
Accruing loans past due 90 days or more	8	20
Restructured loans	—	—

Total non-performing loans	$185,547	$12,096

The composite of non-accrual loans as of September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008			December 31, 2007
	Non-Accrual		Percent of	Non-Accrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(In thousands, except percentage data)
Commercial and industrial	$3,516	1.9%	0.24%	$2,042	16.9%	0.15%
Real Estate:
Commercial	21,970	11.8%	1.48%	4,291	35.5%	0.30%
Residential	290	0.2%	0.02%	—	0.0%	0.00%
Construction and land development	159,743	86.1%	10.80%	5,738	47.6%	0.40%
Consumer and Other	20	0.0%	0.00%	5	0.0%	0.00%

Total Loans	$185,539	100.0%	12.54%	$12,076	100.0%	0.85%

Impaired loans totaled $195.1 million at September 30, 2008, compared to $29.8 million at December 31, 2007. Impaired loans include all non-performing loans in the amount of $185.5 million and other loans in the amount of $9.6 million that, while currently performing, were deemed impaired by management. Management anticipates the losses associated with these loans will approximate $18.1 million and has established a specific allowance for loan losses in this amount
The following table sets forth information regarding impaired loans as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(In thousands)

Impaired loans with a valuation allowance	$58,962	$3,097
Impaired loans without a valuation allowance	136,182	26,702

Total impaired loans	$195,144	$29,799

Average balance of impaired loans (1)	$106,221	$15,163

Related valuation allowance	$18,063	$1,283

Interest income recognized on impaired loans (1)	$644	$1,551

Interest income recognized on a cash basis on impaired loans (1)	$318	$948

(1)	For the nine months ended September 30, 2008 and twelve months ended December 31, 2007.
Note 6. Other Real Estate Owned
OREO is real estate that is held for sale and is initially recorded at fair value, net of estimated disposition costs and is subsequently carried at the lower of its carrying amount or fair value. The Company’s OREO as of September 30, 2008 consists of six properties totaling $10.7 million, compared to no OREO at December 31, 2007. During the nine months ended September 30, 2008, the Company has foreclosed on eight properties totaling $16.1 million and sold two properties totaling $4.5 million which approximated the carrying value of the property at the time of sale. Subsequent to establishing the initial carrying value of the OREO, management has written down two properties by a combined total of $870,000.
OREO is evaluated to ensure the recorded amount is supported by its current fair value. Reductions in the carrying amount are recorded as necessary. Costs relating to the development and improvement of the OREO are capitalized to the extent that the total does not exceed the property’s net realizable value.
Note 7. Borrowings
The Company has commitments from the Federal Home Loan Bank of San Francisco (“FHLB”) for borrowings, which are collateralized by certain securities and a blanket lien on loans secured by real estate and all business loans. The agreement can be terminated by the FHLB at any time. As of September 30, 2008 and December 31, 2007, loans with a balance of approximately $253.6 million and $245.3 million, respectively, were pledged as collateral on advances from the FHLB as part of the blanket lien. The Company regularly uses the FHLB for short term and long term borrowings. FHLB term debt, which matures from January 2009 through March 2009, amounted to $36.0 million at September 30, 2008. Interest on all FHLB borrowings accrued at an average rate of 4.39% and 4.20% for the three and nine months ended September 30, 2008, respectively. Remaining available debt financing based upon the current collateral pledged through the FHLB amounted to $122.5 million at September 30, 2008.
In September 2008, the Company entered into a commitment with the Federal Reserve Bank of San Francisco (“FRB”) for borrowings, which are collateralized by certain securities and loans. The Company can terminate the agreement at any time by giving written notice. The borrowing capacity with the FRB totaled $252.7 million, none of which was used or outstanding as of September 30, 2008.

The Company also has agreements with other lending institutions under which it can purchase up to $120.0 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. As of September 30, 2008 and December 31, 2007, there were no federal funds purchased.

In September 2007, the Company borrowed $15.5 million and used the proceeds to redeem junior subordinated debt owed to Community Bancorp (NV) Statutory Trust I which used the proceeds to redeem its trust preferred issuances. The borrowing is unsecured, bears interest at the one month LIBOR plus 1.50% (equal to 3.97% at September 30, 2008), is payable in the amount of approximately $475,000 monthly with all unpaid interest and principal due on September 26, 2010 and requires the lender’s approval prior to issuing dividends to shareholders. The outstanding balance on the note was $10.5 million and $14.3 million as of September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, the Company was not in compliance with the debt service coverage ratio requirement of this loan agreement. The Company is currently negotiating a waiver from the lender of this requirement and is current on all scheduled interest and principal payments. In the event these negotiations are not successful, the Company has the right and ability to prepay the note without penalty.

Note 8. Junior Subordinated Debt
The Company had $72.2 million of subordinated debentures outstanding at September 30, 2008, which bore interest at an average rate of 5.74% and 5.98% for the three months and nine months ended September 30, 2008, respectively. The subordinated debentures were issued in three separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used to fund the Company’s 2005 and 2006 acquisitions.
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
In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The quantitative limits become effective on March 31, 2009. As of September 30, 2008, the trust preferred securities have been included in Tier I capital for regulatory capital purposes up to the specified limit ($70.0 million).
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

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of September 30, 2008 and December 31, 2007 is as follows:

Outstanding commitments
	September 30,	December 31,
	2008	2007
	(In thousands)

Commitments to extend credit, including unsecured commitments of approximately $17,284 for 2008 and $28,137 for 2007	$282,082	$430,093

Credit card commitments, including unsecured amounts of approximately $848 for 2008 and $818 for 2007	848	818

Standby letters of credit, including unsecured commitments of approximately $2,263 for 2008 and $2,485 for 2007	3,966	4,083

	$286,896	$434,994

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable; inventory; property and equipment; residential real estate; income-producing commercial properties; and owner-occupied commercial properties. The Company had approximately $989,000 and $877,000 at September 30, 2008 and December 31, 2007, respectively, reflected in other liabilities for losses associated with off-balance sheet risk associated with commitments to extend credit.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. Essentially all letters of credit issued have expiration dates within one year. Upon entering into letters of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (“FIN 45”). Thereafter, the liability is evaluated pursuant to FASB Statement No. 5, Accounting for Contingencies. As of September 30, 2008 and December 31, 2007, the amount of the liability related to guarantees was approximately $10,000.
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
Financial Instruments with Concentrations of Credit Risk
The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in the greater Las Vegas, Nevada and Phoenix, Arizona areas. Real estate loans accounted for approximately 85% of the total gross loans as of September 30, 2008. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. Approximately 2% of total gross loans were unsecured as of September 30, 2008. The Company’s loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.
At September 30, 2008 the Company’s impaired loans totaled $195.1 million, including $185.5 million in non-accrual loans. Approximately 86% and 84% of the non-accrual loans and impaired loans, respectively, were related to borrowers in the greater Las Vegas, Nevada geographic region.
At September 30, 2008, eight customer balances totaling $615.9 million comprised 43.1% of total deposits. These customer balances constitute all brokered deposits at September 30, 2008. Of these deposits at September 30, 2008, $441.3 million were interest bearing wholesale demand deposits and $174.6 million were other time deposits.

Lease Commitments
The Company leases certain branches and office facilities under operating leases. The Company has lease obligations for twelve of its branch locations and its corporate headquarters and administrative offices under various non-cancelable agreements with expiration dates through October 2018, which require various minimum annual rentals.
In January 2008, the Company also executed a new land lease agreement for property on which it will construct a new branch. The Company took possession of the property on March 21, 2008 and has commenced construction of the branch. The initial term of the lease is ten years with four ten year renewal options. Monthly rent will commence on the date the branch facility is open for business or at the latest in November 2008.
In April 2008, the Company executed a new land lease agreement for property on which it will construct a new branch. Construction of the branch will commence once the necessary improvements have been completed by the landlord as specified under the lease agreement. The initial term of the lease is ten years with two five year renewal options. The initial first year rent is approximately $153,000 and increases 3% annually.
In July 2008, the Company executed a sale/leaseback agreement for its Jones property. The term of the lease is for five years and includes two five year renewal options. The initial first year rent is approximately $210,000 and increases 3% annually. The lease also includes an early termination clause that states the Company has the absolute right to early termination of the lease following the first thirty-sixth months of the lease term. If early termination is elected, written notice must be provided to the landlord as specified in the lease agreement and the Company will also be subject to an early termination penalty.
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
The interest rate swap agreements are recorded at fair value as required by SFAS No. 133 and as amended, by SFAS No. 155. The fair values of the swap agreements are reflected in other assets or other liabilities, as applicable and any amounts owed to the borrower are recorded in other liabilities on the Consolidated Balance Sheet. As a result of changes in market value associated with the interest rate swaps, a loss of $191,000 and $206,000 was recorded in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, there was no corresponding gain or loss on interest rate swaps.
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

Note 12. Earnings (Loss) per Share
Basic (loss) earnings per share (“EPS”) are calculated on the basis of weighted-average number of common shares outstanding (excluding non-vested restricted stock) during the period. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and non-vested restricted stock, and are determined using the treasury stock method. The diluted loss per share for the three and nine months ended September 30, 2008, was based only on the weighted-average number of common shares outstanding, as any common stock equivalents would have been antidilutive.
EPS has been computed based on the following:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2008			2007			2008			2007
	(In thousands, except (loss) earnings per share data)						(In thousands, except (loss) earnings per share data)
		Average			Average			Average			Average
	Net	Number	Per Share	Net	Number	Per Share	Net	Number	Per Share	Net	Number	Per Share
	(Loss)	of Shares	Amounts	Income	of Shares	Amounts	(Loss)	of Shares	Amounts	Income	of Shares	Amounts

Basic EPS	$(2,960)	10,110	$(0.29)	$5,531	10,395	$0.53	$(4,904)	10,109	$(0.49)	$16,623	10,410	$1.59
Effect of dilutive securities:
Stock options	—	—	—	—	58	—	—	—	—	—	68	—
Restricted stock	—	—	—	—	44	—	—	—	—	—	15	—

Diluted EPS	$(2,960)	10,110	$(0.29)	$5,531	10,497	$0.53	$(4,904)	10,109	$(0.49)	$16,623	10,493	$1.59

Stock options and restricted stock that could potentially affect basic EPS in the future, that were not included in the computation of diluted EPS because they would have had an antidilutive effect, amounted to 669,000 shares and 695,000 shares for the three and nine months ended September 30, 2008, respectively.
Note 13. Share-Based Compensation
Stock options
As of September 30, 2008, the Company has outstanding options under two share-based compensation plans. The related compensation cost was approximately $155,000 and $198,000 for the three months ended September 30, 2008 and 2007, respectively, and $531,000 and $615,000 for the nine months ended September 30, 2008 and 2007, respectively. No share-based compensation was capitalized. No stock options were granted during the nine months ended September 30, 2008 and 2007.
Restricted stock
In August and September 2007, the Company issued a total of approximately 163,000 shares of restricted common stock to certain employees and directors. Restricted common stock issued to employees is subject to a three year cliff vesting and the directors restricted common stock vest annually over a three year period. Share-based compensation costs associated with the issuance of the restricted common stock is recognized on a straight-line basis over three years and amounted to approximately $253,000 and $761,000 for the three months and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, the share-based compensation cost amounted to $125,000.
Stock appreciation rights
In July 2000, the Company’s Board of Directors approved the 2000 Stock Appreciation Rights Plan. The Company accounts for the Stock Appreciation Rights (“SAR”) using liability accounting which requires the Company to record the liability of the SAR at fair value, rather than intrinsic value. All outstanding SAR were settled, with cash payments made in April 2007 and, accordingly, there was no accrued liability for SAR at September 30, 2008. There was no SAR expense recognized for the three months ended September 30, 2008 and 2007. SAR expense for the nine months ended September 30, 2008 and 2007 was $0 and $32,000, respectively.
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

	For the three months ended and as of September 30, 2008				For the nine months ended and as of September 30, 2008
	Community	Community			Community	Community
	Bank of	Bank of			Bank of	Bank of
	Nevada	Arizona	Other (3)	Total	Nevada	Arizona	Other (3)	Total
	(In thousands)				(In thousands)

Interest and dividend income	$22,797	$1,783	$17	$24,597	$75,631	$5,120	$(2)	$80,749
Interest expense	9,704	829	1,134	11,667	29,483	1,994	3,536	35,013

Net interest income before provision for loan losses	13,093	954	(1,117)	12,930	46,148	3,126	(3,538)	45,736
Provision for loan losses	7,600	400	—	8,000	24,119	2,275	—	26,394

Net interest income after provision for loan losses	5,493	554	(1,117)	4,930	22,029	851	(3,538)	19,342
Non-interest income	797	48	—	845	3,685	137	—	3,822
Non-interest expenses	8,357	1,202	797	10,356	24,129	3,742	2,877	30,748

Segment pretax (loss) income	$(2,067)	$(600)	$(1,914)	$(4,581)	$1,585	$(2,754)	$(6,415)	$(7,584)

Segment assets (1)					$1,639,147	$144,593	$3,803	$1,787,543

	For the three months ended and as of September 30, 2007				For the nine months ended and as of September 30, 2007
	Community	Community			Community	Community
	Bank of	Bank of			Bank of	Bank of
	Nevada	Arizona	Other (3)	Total	Nevada	Arizona	Other (3)	Total
	(In thousands)				(In thousands)

Interest and dividend income	$31,590	$1,613	$56	$33,259	$91,890	$4,507	$166	$96,563
Interest expense	12,855	618	1,558	15,031	36,762	1,635	4,631	43,028

Net interest income before provision for loan losses	18,735	995	(1,502)	18,228	55,128	2,872	(4,465)	53,535
Provision for loan losses	357	176	—	533	1,125	376	—	1,501

Net interest income after provision for loan losses	18,378	819	(1,502)	17,695	54,003	2,496	(4,465)	52,034
Non-interest income	770	52	—	822	2,388	230	75	2,693
Non-interest expenses	8,275	909	859	10,043	24,762	2,656	1,706	29,124

Segment pretax income (loss)	$10,873	$(38)	$(2,361)	$8,474	$31,629	$70	$(6,096)	$25,603

Segment assets (2)					$1,582,481	$92,326	$3,052	$1,677,859

(1)	Goodwill included in Community Bank of Nevada’s and Community Bank of Arizona’s segment assets amounted to $103.7 million and $9.9 million, respectively.

(2)	Goodwill included in Community Bank of Nevada’s and Community Bank of Arizona’s segment assets amounted to $105.2 million and $9.9 million, respectively.

(3)	Includes intersegment eliminations and reclassifications.

Note 15. Quarterly Data

	For the three months ended			For the three months ended
	September 30,	June 30,	March 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2007	2007	2007
	(In thousands, except per share data)

Interest and dividend income	$24,597	$26,197	$29,955	$33,259	$32,416	$30,888
Interest expense	11,667	10,670	12,676	15,031	14,618	13,379

Net interest income before provision for loan losses	12,930	15,527	17,279	18,228	17,798	17,509
Provision for loan losses	8,000	14,226	4,168	533	486	482

Net interest income after provision for loan losses	4,930	1,301	13,111	17,695	17,312	17,027

Non-interest income	845	821	2,156	822	1,004	867
Non-interest expense	10,356	9,282	11,110	10,043	9,623	9,458

(Loss) income before income tax provision	(4,581)	(7,160)	4,157	8,474	8,693	8,436
Income tax (benefit) provision	(1,621)	(2,524)	1,465	2,943	3,050	2,987

Net (loss) income	$(2,960)	$(4,636)	$2,692	$5,531	$5,643	$5,449

Basic (loss) earnings per share	$(0.29)	$(0.46)	$0.27	$0.53	$0.54	$0.52

Diluted (loss) earnings per share	$(0.29)	$(0.46)	$0.26	$0.53	$0.54	$0.52

Note 16. Sale of Property
Warm Springs
On February 13, 2008, the Company completed the sale of its Warm Springs branch. Previously, the Company consolidated the branch’s activity with the Stephanie branch. The consolidation of the two branches and subsequent sale of the Warm Springs branch was implemented due to the close proximity of the two branches. The Stephanie branch was acquired in October 2006 through the acquisition of Valley Bancorp.
Gross proceeds from the sale were approximately $2.7 million (approximately $2.6 million after selling costs) and the related gain of approximately $1.2 million was recorded in non-interest income.
Jones Property
On July 21, 2008, the Company completed the sale of its Jones property (an administrative facility acquired as part of the Valley Bancorp acquisition). Gross proceeds from the sale were $2.6 million (approximately $2.5 million after selling costs) resulting in a gain of approximately $41,000.
Concurrent with the closing, the Company executed a leaseback agreement for the property. The term of the lease is for five years and includes two five year renewal options. The initial first year rent is approximately $210,000 and increases 3% annually. The lease also includes an early termination clause that states the Company has the absolute right to early termination of the lease following the first thirty-sixth months of the lease term. If early termination is elected, written notice must be provided to the landlord as specified in the lease agreement and the Company will also be subject to an early termination penalty.
In accordance with SFAS No. 28, Accounting for Sales with Leasebacks, an amendment of SFAS No. 13, the gain will be deferred and amortized over the initial term of the lease.

Note 17. Fair Value Accounting
As discussed in Note 4, on January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. The adoption of SFAS No. 157 and 159 had no affect on the Company’s Consolidated Balance Sheet or the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2008.
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
Securities available for sale, at fair value — Where quoted prices are available in an active market, securities are classified within level 1 of the hierarchy. Level 1 includes securities that have quoted prices in an active market for identical assets. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company has categorized its securities as level 2.
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

The following table represents the assets and liabilities measured at fair value on a recurring basis by the Company.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Assets:
Securities available for sale, at fair value	$60,212	$—	$60,212	$—

Total	$60,212	$—	$60,212	$—

Liabilities:
Interest rate swaps (1)	$586	$—	$586	$—

	$586	$—	$586	$—

(1)	Included in accrued interest payable and other liabilities.
For the three months and nine months ended September 30, 2008, the increase in fair value of securities available for sale was $564,000 and $312,000, respectively, which is included in other comprehensive income (loss) (net of taxes). The change in fair value of interest rate swaps resulting in a loss of $191,000 and $206,000 for the three and nine months ended September 30, 2008, respectively, is included in non-interest expense. Methods of measuring fair values at September 30, 2008 for securities available-for-sale and interest rate swaps are consistent with those used in prior reporting periods.
Certain assets are measured at fair value on a nonrecurring basis (e.g., the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment). The following table represents the assets measured at fair value on a nonrecurring basis by the Company.

Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Assets:
Impaired loans with specific valuation allowance under SFAS No. 114	$40,899	$—	$40,899	$—

At September 30, 2008, impaired loans in the amount of $59.0 million (all collateral dependent) were written down to fair value of the underlying collateral, less cost to sell, through establishing a specific allowance for loan losses of $18.1 million. Methods of measuring fair values at September 30, 2008 for impaired loans are consistent with those used in prior reporting periods.
Note 18. Goodwill
Goodwill represents the excess of the consideration over the fair value of the net assets acquired through the 2005 and 2006 acquisitions of Bank of Commerce, Community Bank of Arizona and Valley Bancorp. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but rather tested for impairment, at least annually. The Company’s annual testing of impairment was conducted as of October 1, 2007 for each of its reporting units (i.e., segments). No impairment of goodwill was identified at that time. In accordance with SFAS No. 142, goodwill of a reporting unit shall be tested for impairment between annual tests if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carry value. The Company will perform its annual test of goodwill as of October 1, 2008, during the fourth quarter 2008 which might result in a reduction of the carrying value of goodwill and an impairment loss. Because goodwill is not included in the calculation of risk-based capital, the Company’s regulatory risk-based capital would not be impacted by this potential expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
When used in this document, the words or phrases such as “will likely result in,” “management expects that,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Specific factors include, but are not limited to the current financial turmoil in the United States and abroad, the recent fluctuations in the U.S. capital and credit markets, loan production, balance sheet management, the economic condition of the markets in Las Vegas, Nevada, or Phoenix, Arizona and their deteriorating real estate sectors, net interest margin, loan quality, the ability to control costs and expenses, interest rate changes and financial policies of the United States government, our ability to manage systemic risks and control operating risks, and general economic conditions. Additional information on these and other factors that could affect financial results are included in “Item 1A. Risk Factors” of our Annual Report on Form 10K for the year ended December 31, 2007, and our other Securities and Exchange Commission filings. Readers should not place undue reliance on forward-looking statements, which reflect management’s view only as of the date hereof. Community Bancorp undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting Community Bancorp under the PSLRA’s safe harbor provisions. When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties.
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
During the three and nine months ended September 30, 2008, the Company continued to be challenged by difficult economic conditions in its primary markets as the deterioration of the real estate market that occurred during the second half of 2007 has continued throughout 2008. The deterioration in the real estate market is due to a variety of factors, the most significant of which has been the fallout from the defaults associated with the residential sub-prime market and Alt-A loans. While the Company does not engage in sub-prime lending or Alt-A loans, its markets have been affected by these factors.
Results of operations
•
The provision for loan losses increased to $8.0 million and $26.4 million for the three and nine months ended September 30, 2008, respectively, compared to a provision for loan losses of $533,000 and $1.5 million for the same periods in 2007.

•	Interest and dividend income was adversely affected due to an increase in non-performing loans for the three and nine months ended September 30, 2008.
•
As a result of the increased provision for loan losses and the adverse effect of the increase in non-performing loans on interest and dividend income (including the effect of non-earning assets on interest and dividend income), the Company recognized a loss for the three and nine months ended September 30, 2008 of $3.0 million, or $0.29 per diluted share and $4.9 million, or $0.49 per diluted share, respectively, compared to net income of $5.5 million, or $0.53 per share, and $16.6 million, or $1.59 per diluted share, for the same periods in 2007.

Financial condition
•	The allowance for loan losses increased to $34.3 million, or 2.32% of total gross loans, at September 30, 2008, compared to $17.1 million, or 1.20% of total gross loans, at December 31, 2007.
•	Non-performing loans totaled $185.5 million, or 12.5% of total gross loans, at September 30, 2008, compared to $12.1 million, or 0.85% of total gross loans, at December 31, 2007.
•	Impaired loans, which include all non-performing loans, increased to $195.1 million at September 30, 2008, compared to $29.8 million at December 31, 2007.

SUMMARY CONSOLIDATED FINANCIAL DATA AND OTHER DATA
(Unaudited)

	3rd	3rd		Nine	Nine
	Quarter	Quarter	Percentage	Months	Months	Percentage
	2008	2007	Change	2008	2007	Change
	(In thousands, except share and percentage data)			(In thousands, except share and percentage data)
SHARE DATA
Earnings (loss) per share — basic	$(0.29)	$0.53	(154.7)%	$(0.49)	$1.59	(130.8)%
Earnings (loss) per share — diluted	$(0.29)	$0.53	(154.7)%	$(0.49)	$1.59	(130.8)%
Book value per share	22.59	$22.37	1.0%	22.59	$22.37	1.0%
Shares outstanding at period end	10,252,415	10,540,619	(2.7)%	10,252,415	10,540,619	(2.7)%
Weighted average shares outstanding — basic	10,110,430	10,395,240	(2.7)%	10,109,358	10,410,277	(2.9)%
Weighted average shares outstanding — diluted (5)	10,110,430	10,497,060	(3.7)%	10,109,358	10,492,685	(3.7)%

SELECTED OTHER BALANCE SHEET DATA
Average assets	$1,822,461	$1,663,541	9.6%	$1,758,552	$1,635,260	7.5%
Average earning assets	$1,651,177	$1,484,626	11.2%	$1,587,091	$1,454,622	9.1%
Average stockholders’ equity	$234,721	$234,234	0.2%	$237,759	$228,645	4.0%
Gross loans	$1,479,167	$1,373,661	7.7%	$1,479,167	$1,373,661	7.7%

SELECTED FINANCIAL RATIOS
Return on average assets	(0.65)%	1.32%	(149.2)%	(0.37)%	1.36%	(127.2)%
Return on average stockholders’ equity	(5.02)%	9.37%	(153.6)%	(2.76)%	9.72%	(128.4)%
Net interest margin (1)	3.14%	4.90%	(35.9)%	3.88%	4.95%	(21.6)%
Efficiency ratio (2)	75.18%	52.72%	42.6%	62.04%	51.80%	19.8%

Capital Ratios
Average stockholders’ equity to average assets	12.88%	14.08%	(8.5)%	13.52%	13.98%	(3.3)%
Tier 1 leverage capital ratios
Consolidated Company				10.65%	11.89%	(10.4)%
Community Bank of Nevada				10.60%	11.74%	(9.7)%
Community Bank of Arizona				16.67%	28.42%	(41.3)%
Tier 1 risk-based capital ratios
Consolidated Company				11.04%	11.73%	(5.9)%
Community Bank of Nevada				10.96%	11.44%	(4.2)%
Community Bank of Arizona				18.07%	34.54%	(47.7)%
Total risk-based capital ratios
Consolidated Company				12.30%	12.77%	(3.7)%
Community Bank of Nevada				12.22%	12.47%	(2.0)%
Community Bank of Arizona				19.34%	35.76%	(45.9)%

Asset Quality Ratios
Non-performing loans (3)				$185,547	$7,714	2,305.3%
Non-performing assets (4)				$196,213	$7,714	2,443.6%
Non-performing loans to total gross loans				12.54%	0.56%	2,139.3%
Non-performing assets to total assets				10.98%	0.46%	2,287.0%
Past due loans
30 – 59 days				$2,030	$4,599	(55.9)%
60 – 89 days				$31,009	$1,057	2,833.7%
Allowance for loan losses to total gross loans				2.32%	1.18%	96.6%
Allowance for loan losses to non-performing loans				19%	210%	(91.2)%
Net charge-offs to average loans (6)	0.46%	0.10%	360.0%	0.83%	0.03%	2,666.7%

(1)	Net interest margin represents net interest income on a tax equivalent basis as a percentage of average interest-earning assets.

(2)	Efficiency ratio represents non-interest expenses, excluding provision for loan losses, as a percentage of the aggregate of net interest income and non-interest income.

(3)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.

(4)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in non-accrual status and other real estate owned.

(5)
Weighted average shares outstanding-diluted were equal to weighted average shares-basic for the three and nine months ended September 30, 2008, as any common stock equivalents would have been anti-dilutive.

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
Share-based compensation. The Company recognizes share-based compensation expense under the provisions of the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, and SEC Staff Accounting Bulletins No. 107 (“SAB 107”) and No. 110 (“SAB 110”), which requires the measurement and recognition of all share-based compensation under the fair value method. In determining the fair value of stock options, the Company employed the following assumptions (no stock options have been issued since June 2006):
•	Expected volatility — based on the historical volatility of similar entities’ stock price that have been public for a period of time at least equal to the expected life of the option.
•	Expected term of the option — based on the simple average of the vesting term and the original contract term.
•	Risk-free rate — based upon the rate on a zero coupon U.S. Treasury bill, for periods within the expected term of the option.
•	Dividend yield — the Company currently has a no dividend policy and accordingly, no dividend yield is utilized.

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
RESULTS OF OPERATIONS
As previously noted, the Company recorded a net loss of $3.0 million and $4.9 million for the three and nine months ended September 30, 2008, respectively, compared to net income of $5.5 million and $16.6 million, respectively, for the same periods of 2007. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from interest earning assets and interest expense created by interest bearing liabilities; and non-interest income, of which a majority is fees and charges earned from customer services. Income from these sources is offset by the provision for loan losses, non-interest expense and income taxes.

Net Interest Income and Net Interest Margin
The following table presents the net interest spread, net interest margin, average balances, interest income and expense, and average yields and rates by asset and liability components for the periods indicated.
Distribution, Rate and Yield Analysis of Net Interest Income

	Three Months Ended September 30,
	2008			2007
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield (7)	Balance	Expense	Rate/Yield (7)
	(In thousands, except percentage data)
Assets:
Interest earning assets:
Loans (1)(2)	$1,491,121	$23,278	6.21%	$1,351,327	$31,613	9.28%
Investment securities (3)(4)	73,179	888	5.39%	109,663	1,345	5.26%
Federal funds sold	86,877	431	1.97%	23,636	301	5.05%

Total interest earning assets (3)	1,651,177	24,597	5.95%	1,484,626	33,259	8.92%

Non-interest earning assets:
Cash and due from banks	17,331			21,421
Goodwill and intangibles	120,305			122,996
Other assets	33,648			34,498

Total assets	$1,822,461			$1,663,541

Liabilities and stockholders’ equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand	$73,782	345	1.86%	$73,048	524	2.85%
Money market	636,903	3,868	2.42%	505,620	5,885	4.62%
Savings	19,993	70	1.39%	35,820	306	3.39%
Time	558,644	5,679	4.04%	423,741	5,564	5.21%

Total interest bearing deposits	1,289,322	9,962	3.07%	1,038,229	12,279	4.69%

Borrowings	60,929	663	4.33%	93,052	1,209	5.16%
Junior subordinated debt	72,166	1,042	5.74%	86,790	1,543	7.05%

Total interest bearing liabilities	1,422,417	11,667	3.26%	1,218,071	15,031	4.90%

Non-interest bearing liabilities:
Demand deposits	155,988			200,972
Other liabilities	9,335			10,264

Total liabilities	1,587,740			1,429,307
Stockholders’ equity	234,721			234,234

Total liabilities and stockholders’ equity	$1,822,461			$1,663,541

Net interest income		$12,930			$18,228

Net interest spread (3)(5)			2.69%			4.02%

Net interest margin (3)(6)			3.14%			4.90%

(1)	Includes average non-accrual loans of $119.0 million and $3.7 million for the three months ended September 30, 2008 and 2007, respectively.

(2)	Net loan fees of $1.6 million and $2.2 million are included in the yield computations for the three months ended September 30, 2008 and 2007, respectively.

(3)	Yields on securities, total interest-earning assets, net interest spread and net interest margin have been adjusted to a tax-equivalent basis.

These adjustments amounted to $103,000 and $109,000 for the three months ended September 30, 2008 and 2007, respectively.

(4)	Includes securities available for sale, securities held to maturity, interest bearing deposits in other banks and required equity investments.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Net interest margin is computed by dividing net interest income, on a tax equivalent basis, by total average earning-assets.

(7)	Yields are computed based on actual number of days during the period.

	Nine Months Ended September 30,
	2008			2007
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield (7)	Balance	Expense	Rate/Yield (7)
	(In thousands, except percentage data)
Assets:
Interest earning assets:
Loans (1)(2)	$1,473,918	$77,336	7.01%	$1,305,660	$90,986	9.32%
Investment securities (3)(4)	82,461	2,955	5.30%	114,505	4,229	5.32%
Federal funds sold	30,712	458	1.99%	34,457	1,348	5.23%

Total interest earning assets (3)	1,587,091	80,749	6.82%	1,454,622	96,563	8.91%

Non-interest earning assets:
Cash and due from banks	16,711			23,227
Goodwill and intangibles	120,636			123,359
Other assets	34,114			34,052

Total assets	$1,758,552			$1,635,260

Liabilities and stockholders’ equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand	$73,494	1,058	1.92%	$68,539	1,389	2.71%
Money market	634,170	12,802	2.70%	495,324	17,152	4.63%
Savings	22,743	248	1.46%	43,752	954	2.92%
Time	448,993	14,612	4.35%	413,213	15,407	4.99%

Total interest bearing deposits	1,179,400	28,720	3.25%	1,020,828	34,902	4.57%

Borrowings	95,834	3,063	4.27%	91,077	3,510	5.15%
Junior subordinated debt	72,166	3,230	5.98%	87,347	4,616	7.07%

Total interest bearing liabilities	1,347,400	35,013	3.47%	1,199,252	43,028	4.80%

Non-interest bearing liabilities:
Demand deposits	164,103			197,086
Other liabilities	9,290			10,277

Total liabilities	1,520,793			1,406,615
Stockholders’ equity	237,759			228,645

Total liabilities and stockholders’ equity	$1,758,552			$1,635,260

Net interest income		$45,736			$53,535

Net interest spread (3)(5)			3.35%			4.11%

Net interest margin (3)(6)			3.88%			4.95%

(1)	Includes average non-accrual loans of $57.9 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Net loan fees of $5.4 million and $5.9 million are included in the yield computations for the nine months ended September 30, 2008 and 2007, respectively.

(3)
Yields on securities, total interest-earning assets, net interest spread and net interest margin have been adjusted to a tax-equivalent basis. These adjustments amounted to $315,000 and $330,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

The following table sets forth, for the period indicated, the dollar amount of changes in interest earned for interest earning assets and paid for interest bearing liabilities and the amount of change attributable to (i) average daily balances (“volume”) and (ii) interest rates (“rate”):

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	vs. 2007 increase (decrease) due to change in			vs. 2007 increase (decrease) due to change in
	(In thousands)			(In thousands)
	Volume	Rate	Total	Volume	Rate	Total

Interest and dividend income:
Loans	$3,012	$(11,347)	$(8,335)	$10,732	$(24,382)	$(13,650)
Investments securities	(443)	(14)	(457)	(1,151)	(123)	(1,274)
Federal funds sold	406	(276)	130	(133)	(757)	(890)

Total interest and dividend income	2,975	(11,637)	(8,662)	9,448	(25,262)	(15,814)

Interest expense:
Interest bearing demand	6	(185)	(179)	95	(426)	(331)
Money market	1,272	(3,289)	(2,017)	4,002	(8,352)	(4,350)
Savings	(102)	(134)	(236)	(347)	(359)	(706)
Time	1,538	(1,423)	115	1,266	(2,061)	(795)
Borrowings	(370)	(176)	(546)	178	(625)	(447)
Junior subordinated debt	(236)	(265)	(501)	(736)	(650)	(1,386)

Total interest expense	2,108	(5,472)	(3,364)	4,458	(12,473)	(8,015)

Net interest income	$867	$(6,165)	$(5,298)	$4,990	$(12,789)	$(7,799)

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
For the three months and nine months ended September 30, 2008, interest and dividend income was $24.6 million and $80.7 million, respectively, compared to $33.3 million and $96.6 million, respectively, for the same periods in 2007. The decrease in interest and dividend income was due to the adverse effects of the increase in non-performing loans ($185.5 million at September 30, 2008) and lower yields on indexed loans. The Company’s average prime rate for the three and nine months ended September 30, 2008, decreased 318 and 280 basis points, respectively, to 5.00% and 5.43%, respectively, compared to 8.18% and 8.23%, respectively, in the same periods in 2007, in response to the 325 basis point decrease in the interest rate target set by the Federal Open Market Committee (“FOMC”) from September 2007 through April 2008. Mitigating these downward pressures on interest and dividend income was an increase in loans outstanding resulting from organic growth and interest rate floors on loans which are active on approximately 50% of the Company’s indexed loans. As a result of these factors, the Company’s yields on loans for the three and nine months ended September 30, 2008 decreased to 6.21% and 7.01%, respectively, compared to 9.28% and 9.32%, respectively, in the same periods in 2007.
For the three and nine months ended September 30, 2008, interest expense was $11.7 million and $35.0 million, respectively, compared to $15.0 million and $43.0 million, respectively, for the same periods in 2007. The same FOMC action mentioned above affected the cost of interest bearing liabilities. The target average federal funds rate for the three and nine months ended September 30, 2008 was 1.94% and 2.40%, respectively, a decrease of 313 basis points and 279 basis points, respectively, compared to 5.07% and 5.19%, respectively, for the same periods in 2007. The full impact of these decreases was not reflected in the cost of interest bearing liabilities as competitive pressures and the level of market rates do not always allow equal changes in interest rates paid. Unfavorable changes in funding liability mix also slowed the decrease in the average cost of funding liabilities as the Company funded its loan growth and increased liquidity with higher cost certificate of deposits and wholesale funds. As a result of these factors, the Company’s cost of interest bearing liabilities decreased to 3.26% and 3.47% for the three and nine months ended September 30, 2008, respectively, compared to 4.90% and 4.80%, respectively, for the same periods in 2007.
Based on the aforementioned factors, the Company’s net interest margin for the three and nine months ended September 30, 2008, declined to 3.14% and 3.88%, respectively, compared to 4.90% and 4.95%, respectively, in the same periods in 2007.

Provision for Loan Losses
The Company has established an allowance for loan losses through charges to earnings that are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) as “provision for loan losses.” Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in management’s judgment, is adequate to address the risks in the Company’s loan portfolio. To quantify these risks, the Company performs a quarterly assessment of the losses inherent in its loan portfolio, as well as a detailed review of each significant loan with identified weaknesses.
The provision for loan losses was $8.0 million and $26.4 million, respectively, for the three and nine months ended September 30, 2008, compared to $533,000 and $1.5 million, respectively, in the same periods in 2007. The increase in the loan loss provision has resulted in a substantial increase in both the general and specific loan loss allowances which management deemed necessary due to the continued decline in economic conditions in the Company’s primary markets as the deterioration of the real estate market during the second half of 2007 has continued throughout 2008.
Non-Interest Income
The following table sets forth the various components of the Company’s non-interest income for the periods indicated:

	Three months ended			Nine months ended
	September 30,			September 30,
	2008	2007	Increase	2008	2007	Increase
	Amount		(decrease)	Amount		(decrease)
	(In thousands)			(In thousands)

Service charges and other income	$824	$621	$203	$2,225	$1,806	$419
Income from bank owned life insurance	97	111	(14)	295	340	(45)
Net swap settlements	(108)	52	(160)	(223)	144	(367)
Rental income	35	38	(3)	122	114	8
Gain on sale of securities	—	—	—	196	4	192
(Loss) gain on sale of property	(3)	—	(3)	1,207	—	1,207
Net gain on sales of loans	—	—	—	—	285	(285)

Total non-interest income	$845	$822	$23	$3,822	$2,693	$1,129

Non-interest income increased to $845,000 for the three months ended September 30, 2008, compared to $822,000 in the same period in 2007. The increase resulted from greater service charges and other income generated from increased transaction fees (e.g., customer service charges and ATM fees), offset by lower yields on the bank owned life insurance and the recognition of net interest expense on the Company’s interest rate swaps (compared to net interest income in the prior period).
Non-interest income for the nine months ended September 30, 2008, increased to $3.8 million, compared to $2.7 million for the same period in 2007. The increase resulted from greater service charges and other income generated from increased transaction fees, an increase in the gain on sale of securities due to calls on outstanding debt (resulting in a required redemption of the securities) and the gain on sale of the Company’s Warm Springs property in February 2008 of approximately $1.2 million for which there was no corresponding amount in 2007. Offsetting these increases in non-interest income were lower yields on the bank owned life insurance, the recognition of net interest expense on the Company’s interest rate swaps (compared to net interest income in the prior period) and the gain on sale of loans in 2007 for which there was no corresponding amount in the current period.

Non-Interest Expense
The following table sets forth the components of non-interest expense for the periods indicated:

	Three months ended			Nine months ended
	September 30,			September 30,
	2008	2007	Increase	2008	2007	Increase
	Amount		(decrease)	Amount		(decrease)
	(In thousands)			(In thousands)

Salaries, wages and employee benefits	$4,606	$5,337	$(731)	$15,701	$16,638	$(937)
Occupancy, equipment and depreciation	1,351	1,351	—	3,924	3,774	150
Core deposit intangible amortization	335	335	—	1,005	1,005	—
Data processing	295	246	49	828	829	(1)
Advertising and public relations	387	651	(264)	1,169	1,388	(219)
Professional fees	463	486	(23)	1,669	1,186	483
Telephone and postage	153	214	(61)	479	608	(129)
Stationery and supplies	171	189	(18)	573	547	26
Directors fees	106	71	35	342	249	93
Insurance	469	170	299	1,129	429	700
Software maintenance	175	106	69	494	327	167
Loan related	266	74	192	489	251	238
Foreclosed assets, net	798	—	798	952	—	952
(Gain) loss on interest rate swaps	191	—	191	206	—	206
Other operating expenses	590	813	(223)	1,788	1,893	(105)

Total non-interest expense	$10,356	$10,043	$313	$30,748	$29,124	$1,624

For the three and nine months ended September 30, 2008, non-interest expense was $10.4 million and $30.7 million, respectively, compared to $10.0 million and $29.1 million for the same periods in 2007.
Salaries, wages and employee benefits decreased to $4.6 million and $15.7 million for the three and nine months ended September 30, 2008, respectively, compared to $5.3 million and $16.6 million for the same periods in 2007. These decreases resulted primarily from lower incentive and commission expenses and a reduction in estimated 2008 bonuses due to slower asset growth and the Company’s current year financial performance, offset in part by annual salary increases during the first quarter of 2008 and increased share-based compensation costs associated with the issuance of restricted stock in August of 2007.
Advertising and public relations expenses decreased to $387,000 and $1.2 million for the three and nine months ended September 30, 2008, respectively, compared to $651,000 and $1.4 million for the same periods in 2007. These decreases resulted from the completion in 2007 of advertising campaigns associated with the Company’s 2006 mergers and a decision by management to migrate to more cost effective media platforms.
Professional fees amounted to $463,000 and $1.7 million for the three and nine months ended September 30, 2008, respectively, compared to $486,000 and $1.2 million for the same periods in 2007. The increase in professional fees for the nine months ended September 30, 2008, was primarily the result of increased fees associated with the Company’s quarterly reviews, tax compliance and annual audit and increases in legal and consulting costs associated with Securities and Exchange Commission reporting as well as an efficiency/compliance study of its Bank Secrecy Act function during the first six months of 2008.
Insurance expense was $469,000 and $1.1 million for the three and nine months ended September 30, 2008, respectively, compared to $170,000 and $429,000 for the same periods in 2007. The increase for the three and nine months ended September 30, 2008, was primarily related to higher Federal Deposit Insurance Corporation (“FDIC”) insurance expense resulting from deposit growth and increases in rates associated with the Federal Deposit Insurance Reform Act of 2005.
Loan related expenses totaled $266,000 and $489,000 for the three and nine months ended September 30, 2008, respectively, compared to $74,000 and $251,000 for the same periods in 2007. These increases are due primarily to greater legal expenses and appraisal costs associated with protecting the Company’s interest in the underlying collateral of loans due to the weakening economies and deterioration of the residential real estate sectors experienced in the Company’s primary markets.

Foreclosed assets expenses amounted to $798,000 and $952,000 for the three and nine months ended September 30, 2008. These expenses represent legal expenses, filing fees, property taxes, appraisal costs and other costs associated with the foreclosure process as well as costs associated with the maintenance of the property prior to sale, any decrease in fair value on the foreclosed property prior to sale and the gain or loss on sale of the foreclosed property. There were no corresponding expenses in 2007.
The Company recognized a mark-to-market loss of $191,000 and $206,000 for the three and nine months ended September 30, 2008, respectively, associated with interest rate swaps entered into during 2006. Since the Company did not use hedge accounting for these swaps, any fair value adjustment is included in non-interest expense. For the three and nine months ended September 30, 2007 there was no corresponding loss on interest rate swaps.
Other operating expenses were $590,000 and $1.8 million for the three and nine months ended September 30, 2008, respectively, compared to $813,000 and $1.9 million for the same periods in 2007. For the three months ended September 30. 2008 the decrease in other operating expenses resulted from the recognition of a loss on extinguishment of debt of $377,000 in 2007 for which there is no corresponding amount in 2008, offset in part by increases in correspondent bank charges of $103,000 and sundry and operational losses of $78,000. For the nine months ended September 30, 2008, other operating expenses were relatively stable as the 2008 reduction in these expenses due to the extinguishment of debt noted above were offset by increased expenses associated with correspondent bank charges, other employee expenses and sundry and operational losses.
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
The Company recognized an income tax benefit of $1.6 million and $2.7 million for the three and nine months ended September 30, 2008, respectively, representing an effective tax rate of 35.4% and 35.3%, respectively. For the three and nine months ended September 30, 2007 the Company recognized an income tax expense of $2.9 million and $9.0 million, respectively, representing an effective rate of 34.7% and 35.1%, respectively. The primary reason for the difference from the federal statutory tax rate of 35% is the inclusion of state taxes and reductions related to tax-advantaged investments in municipal obligations and bank owned life insurance.
Deferred income tax assets or liabilities reflect the estimated future tax effects attributable to differences as to when certain items of income or expense are reported in the financial statements versus when they are reported in the tax return. The Company had a net deferred tax asset of $1.6 million and $1.5 million as of September 30, 2008 and December 31, 2007, respectively. The change in deferred taxes was primarily attributable to the tax effect of the fair market value change in available-for-sale securities.

FINANCIAL CONDITION
Investment Securities
The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	As of September 30,		As of December 31,
	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Available for sale:
U.S. Government-sponsored agencies	$5,963	$6,041	$26,537	$26,811
Municipal bonds	19,345	19,614	20,750	20,982
SBA loan pools	333	332	501	497
Mortgage-backed securities	34,159	34,225	40,300	39,897
Mutual funds	—	—	30	30

Total available for sale	$59,800	$60,212	$88,118	$88,217

Held to maturity:
Municipal bonds	$491	$503	$646	$661
SBA loan pools	141	142	155	156

Total held to maturity	$632	$645	$801	$817

Total investment securities	$60,432	$60,857	$88,919	$89,034

As of September 30, 2008, investment securities totaled $60.8 million, or 3.4% of total assets, compared to $89.0 million, or 5.3% of total assets, as of December 31, 2007. The decrease in the investment portfolio was due primarily to maturities and calls on securities. The related proceeds were used in part to fund the Company’s 2008 loan growth.
Available-for-sale securities totaled $60.2 million as of September 30, 2008, compared to $88.2 million at December 31, 2007. Available-for-sale securities as a percentage of total assets decreased to 3.4% as of September 30, 2008, compared to 5.2% at December 31, 2007. Securities held to maturity decreased to $632,000 at September 30, 2008 from $801,000 at December 31, 2007. For the nine months ended September 30, 2008, the tax equivalent yield on the average investment portfolio was 5.30%, representing a decrease of 2 basis points, compared to 5.32% for the same period in 2007.

Loans
The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	September 30,	December 31,
	2008	2007
	(In thousands)

Commercial and industrial	$217,379	$210,614
Real estate:
Commercial	401,597	370,464
Residential	42,024	43,212
Construction and land development	813,412	789,185
Consumer and other	4,755	5,707

Total gross loans	1,479,167	1,419,182

Less:
Allowance for loan losses	34,332	17,098
Net unearned loan fees and discounts	3,317	5,194

Total net loans	$1,441,518	$1,396,890

The Company’s loan portfolio represents the largest single portion of earning assets. The quality and diversification of the Company’s loans are important considerations when reviewing the Company’s results of operations. The Company’s lending activities consist of commercial and industrial, commercial real estate, residential real estate, construction and land development and consumer and other. None of these categories of the loan portfolio contain residential sub-prime or Alt-A mortgages.
As of September 30, 2008 and December 31, 2007, total gross loans represented 82.7% and 83.8%, respectively of total assets.

The following tables set forth the detailed composition of the Company’s loan portfolio and related amounts for impairment (specific allowance) and impaired loans as of September 30, 2008:
DETAIL COMPOSITE OF LOAN PORTFOLIO

		Specific	Total Impaired
	Balance	Allowance	Total	Accruing	Non Accrual
	(In thousands)
Real Estate:
Total Construction & Land
Single Family
Single Family Residential	$194,411	$10,723	$81,341	$2,970	$78,371
Condominiums	16,321	—	—	—	—

Total Single Family	210,732	10,723	81,341	2,970	78,371
Multifamily	45,954	3,714	28,698	—	28,698
Retail	336,399	410	46,038	1,904	44,134
Industrial	91,292	—	—	—	—
Office	80,711	—	8,540	—	8,540
Other	48,324	—	—	—	—

Total Construction & Land	813,412	14,847	164,617	4,874	159,743

Commercial
Office
Owner occupied	108,002	28	3,518	144	3,374
Non owner occupied	42,042	—	—	—	—

Total Office	150,044	28	3,518	144	3,374
Retail	126,169	55	2,012	450	1,562
Industrial	72,031	77	388	388	—
Other	53,353	100	17,034	—	17,034

Total Commercial	401,597	260	22,952	982	21,970

Residential	42,024	199	429	139	290

Total Real Estate	1,257,033	15,306	187,998	5,995	182,003

Commercial & Industrial	217,379	2,739	7,126	3,610	3,516

Consumer	4,755	18	20	—	20

Total Gross Loans	1,479,167	$18,063	$195,144	$9,605	$185,539

Allowance for loan losses	34,332		$18,063

Deferred Fees, Net	3,317

Net Loans	$1,441,518

DETAIL COMPOSITE OF CONSTRUCTION & LAND LOAN PORTFOLIO

		Specific	Total Impaired
	Balance	Allowance	Total	Accruing	Non Accrual
	(In thousands)
Construction & Land
Construction
Single Family
Single Family Residential	$26,374	$872	$8,482	$1,442	$7,040
Condominiums	16,321	—	—	—	—

Total Single Family	42,695	872	8,482	1,442	7,040
Multifamily	7,413	3,264	7,413	—	7,413
Retail	146,702	410	14,560	1,904	12,656
Industrial	26,735	—	—	—	—
Office	39,776	—	—	—	—
Other	18,641	—	—	—	—

Total Construction	281,962	4,546	30,455	3,346	27,109

Acquisition & Development
Single Family	73,716	3,552	26,161	—	26,161
Multifamily	17,535	450	17,535	—	17,535
Retail	129,621	—	26,138	—	26,138
Industrial	18,027	—	—	—	—
Office	25,373	—	6,290	—	6,290
Other	6,583	—	—	—	—

Total Acquisition & Development	270,855	4,002	76,124	—	76,124

Developed Land
Single Family	30,413	1,805	5,029	—	5,029
Multifamily	21,006	—	3,750	—	3,750
Retail	36,890	—	4,040	—	4,040
Industrial	833	—	—	—	—
Office	443	—	—	—	—
Other	18,600	—	—	—	—

Total Developed Land	108,185	1,805	12,819	—	12,819

Raw Land
Single Family	63,908	4,494	41,669	1,528	40,141
Retail	23,186	—	1,300	—	1,300
Industrial	45,697	—	—	—	—
Office	15,119	—	2,250	—	2,250
Other	4,500	—	—	—	—

Total Raw Land	152,410	4,494	45,219	1,528	43,691

Total Construction & Land	$813,412	$14,847	$164,617	$4,874	$159,743

Non-performing Assets
Non-performing assets include non-accrual loans, loans past due 90 days or more still accruing interest and OREO. The following table sets forth information regarding non-performing assets as of the dates indicated:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(In thousands)

Non-accrual loans, not restructured	$185,539	$12,076	$7,714
Accruing loans past due 90 days or more	8	20	—
Restructured loans	—	—	—

Total non-performing loans (“NPLs”)	185,547	12,096	7,714
OREO	10,666	—	—

Total non-performing assets (“NPAs”)	$196,213	$12,096	$7,714

Selected ratios
NPLs to total gross loans	12.54%	0.85%	0.56%
NPAs to total gross loans and OREO	13.17%	0.85%	0.56%
NPAs to total assets	10.98%	0.71%	0.46%
The composite of non-accrual loans as of September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008			December 31, 2007
	Non-Accrual		Percent of	Non-Accrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(In thousands, except percentage data)
Commercial and industrial	$3,516	1.9%	0.24%	$2,042	16.9%	0.15%
Real Estate:
Commercial	21,970	11.8%	1.48%	4,291	35.5%	0.30%
Residential	290	0.2%	0.02%	—	0.0%	0.00%
Construction and land development	159,743	86.1%	10.80%	5,738	47.6%	0.40%
Consumer and Other	20	0.0%	0.00%	5	0.0%	0.00%

Total Loans	$185,539	100.0%	12.54%	$12,076	100.0%	0.85%

Non-performing loans totaled $185.5 million, or 12.5% of total gross loans, at September 30, 2008, compared to $12.1 million, or 0.85% of total gross loans, at December 31, 2007. The increase in non-performing loans is due primarily to the weakening economies and deterioration in the residential real estate sectors experienced in the Company’s primary markets during the second half of 2007 and continuing throughout 2008. While all categories of the Company’s loan portfolio have been affected by the current economic downturn, acquisition and land development loans have experienced the largest increase due to the short-term nature of the loans and the decline in value of the underlying collateral (e.g. real estate).
Thirteen relationships comprise $147.1 million, or 79.3% of all non-performing loans, as of September 30, 2008. As all non-performing loans are deemed impaired, management has individually reviewed the underlying collateral value (less cost to sell) on each of these loans as part of its analysis of impaired loans. As a result of this comprehensive analysis, a $14.6 million specific allowance for loan losses was established for non-performing loans, which is a component of the $18.1 million specific allowance on impaired loans.
OREO is real estate that is held for sale and is initially recorded at fair value, net of estimated disposition costs and is subsequently carried at the lower of its carrying amount or fair value. The Company’s OREO as of September 30, 2008 consists of six properties totaling $10.7 million, compared to no OREO at December 31, 2007. During the nine months ended September 30, 2008, the Company has foreclosed on eight properties totaling $16.1 million and sold two properties totaling $4.5 million which approximated the carrying value of the property at the time of sale. Subsequent to establishing the initial carrying value of the OREO, management has written down two properties by a combined total of $870,000.

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
The following table sets forth information regarding impaired loans as of the dates indicated:

	September 30,	December 31,
	2008	2007
	(In thousands)

Impaired loans with a valuation allowance	$58,962	$3,097
Impaired loans without a valuation allowance	136,182	26,702

Total impaired loans	$195,144	$29,799

Average balance of impaired loans (1)	$106,221	$15,163

Related valuation allowance	$18,063	$1,283

Interest income recognized on impaired loans (1)	$644	$1,551

Interest income recognized on a cash basis on impaired loans (1)	$318	$948

(1)	For the nine months ended September 30, 2008 and twelve months ended December 31, 2007.
Impaired loans totaled $195.1 million at September 30, 2008, compared to $29.8 million at December 31, 2007. Impaired loans include all non-performing loans in the amount of $185.5 million and other loans in the amount of $9.6 million that, while currently performing, were deemed impaired by management. An analysis is performed on the collateral value (less cost to sell) of each impaired loan and a specific allowance for loan losses is established. Based on this comprehensive review of impaired loans, management anticipates the losses associated with these loans will approximate $18.1 million and has established a specific allowance for loan losses in this amount.
Based on current collateral values, management believes the specific allowance of $18.1 million as of September 30, 2008 is adequate. While collateral values have declined over the last year, conservative loan to values at the inception of the loans have been beneficial in mitigating increases in the specific loan loss allowance. All non-performing real estate loans were recently appraised and will continue to be reappraised as necessary. Although management expects a number non-performing loans to be paid-off prior to the sale of the underlying collateral, the marketing and sales of these properties is currently in process.

Allowance for Loan Losses
The following table sets forth information regarding the Company’s allowance for loan losses for the dates indicated:

	Three Months	Nine Months		Three Months	Nine Months
	Ended	Ended	Year Ended	Ended	Ended
	September 30,	September 30,	December 31,	September 30,	September 30,
	2008	2008	2007	2007	2007
	(In thousands)

Allowance for Loan Losses:
Balance at beginning of period	$28,050	$17,098	$14,973	$15,985	$14,973

Charge-offs:
Commercial and industrial	1,219	3,056	1,125	67	224
Real Estate:
Commercial	—	229	—	—	—
Residential	528	1,789	228	211	227
Construction and land development	17	4,301	—	—	—
Consumer and other	34	94	199	71	126

Total charge-offs	1,798	9,469	1,552	349	577

Recoveries
Commercial and industrial	50	268	294	14	286
Real Estate:
Commercial	—	—	—	—	—
Residential	3	3	26	—	—
Construction and land development	18	29	1	—	—
Consumer and other	9	9	1	1	1

Total recoveries	80	309	322	15	287

Net loans charge-offs (recoveries)	1,718	9,160	1,230	334	290

Provision for loan losses	8,000	26,394	3,355	533	1,501

Balance at end of period	$34,332	$34,332	$17,098	$16,184	$16,184

Total gross loans	$1,479,167	$1,479,167	$1,419,182	$1,373,661	$1,373,661
Average gross loans (net of deferred fees)	1,491,121	1,473,918	1,318,995	1,351,327	1,305,660
Non-performing loans	185,547	185,547	12,096	7,714	7,714
Non-performing assets	196,213	196,213	12,096	7,714	7,714

Selected ratios:
Net charge-offs (recoveries) to average loans (annualized)	0.46%	0.83%	0.09%	0.10%	0.03%
Provision for loan losses to average loans (annualized)	2.13%	2.39%	0.25%	0.16%	0.15%
Allowance for loan losses to total gross loans outstanding at end of period	2.32%	2.32%	1.20%	1.18%	1.18%
Allowance for loan losses to total non-performing loans	19%	19%	141%	210%	210%

The provision for loan losses was $8.0 million and $26.4 million, respectively, for the three and nine months ended September 30, 2008, compared to $533,000 and $1.5 million, respectively, in the same periods in 2007. The increase in the loan loss provision has resulted in a substantial increase in both the general and specific loan loss allowance which was deemed necessary by management due to the continued decline in economic conditions in the Company’s primary markets as the deterioration of the real estate market during the second half of 2007 continued throughout 2008.
•	General Allowance for Loan Losses (SFAS No. 5, Accounting for Contingencies)

The increase in the general allowance for loan losses (from $15.8 million at December 31, 2007 to $16.3 million at September 30, 2008) is a direct result of the difficult economic conditions that exist in the Company’s primary markets. Management’s assessment of these conditions is reflected in the general allowance. As of September 30, 2008, the general allowance was 1.27% of non-impaired loans, compared to 1.14% at December 31, 2007.

•	Specific Allowance for Loan Losses (SFAS No. 114, Accounting by Creditors for the Impairment of a Loan)

The increase in the specific allowance for loan losses (from $1.3 million at December 31, 2007 to $18.1 million at September 30, 2008), is a result of the difficult economic conditions in the Company’s primary markets. The specific allowance for loan losses is based on a review of all impaired loans. Management has individually reviewed each impaired loan and its underlying collateral value (less cost to sell). As a result of this analysis, an $18.1 million specific allowance for loan losses was established, representing management’s assessment of the anticipated losses on these loans in the event of foreclosure on the underlying collateral and subsequent sale of the property.

Management believes the level of allowance as of September 30, 2008 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio. However, the Company’s results can be significantly influenced by changes in the credit quality of its borrowers. The Company’s allowance for loan losses, OREO, charged-off loans, non-performing loans, impaired loans and the provision for loan losses all increased significantly during the three and nine months ended September 30, 2008, compared to the same periods in 2007. These increases are primarily the result of the weakening economies and deterioration of the residential real estate sectors experienced in the Company’s primary markets during the second half of 2007 and continuing throughout 2008 and the effect these conditions had on its commercial and industrial, commercial real estate, residential and construction and land development loans (e.g., increased charge-offs, an increase in the economic risk metrics and an increase in the valuation allowance for impaired loans). As a result, while management believes the allowance for loan losses is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio, any prolonged or further deterioration in the real estate markets with resulting declines in the value of real estate collateral may cause higher levels of non-performing assets and loan losses in future periods.
Goodwill
Goodwill represents the excess of the consideration over the fair value of the net assets acquired through the 2005 and 2006 acquisitions of Bank of Commerce, Community Bank of Arizona and Valley Bancorp. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but rather tested for impairment, at least annually. The Company’s annual testing of impairment was conducted as of October 1, 2007 for each of its reporting units (i.e., segments). No impairment of goodwill was identified at that time. In accordance with SFAS No. 142, goodwill of a reporting unit shall be tested for impairment between annual tests if an event or circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carry value. The Company will perform its annual test of goodwill as of October 1, 2008, during the fourth quarter 2008 which might result in a reduction of the carrying value of goodwill and an impairment loss. Because goodwill is not included in the calculation of risk-based capital, the Company’s regulatory risk-based capital would not be impacted by this potential expense.
Deposits
Total deposits increased by $198.4 million, or 16.1%, to $1.43 billion as of September 30, 2008, from $1.2 billion as of December 31, 2007. The increase in deposits were secured to reduce the Company’s FHLB borrowings (both short-term and maturing term debt), fund a substantial portion of the Company’s loan growth during the nine months ended September 30, 2008 and create additional liquidity.
The Company’s increase in deposits was accompanied by a shift in deposit mix as core deposits (non-interest bearing demand, non-broker interest bearing demand and savings) declined to $812.7 million at September 30, 2008, compared to $910.5 million at December 31, 2007, resulting in an increased reliance on wholesale money market funds and broker certificate of deposits. While the economic downturn had an adverse effect on customer deposits, the decrease in core deposits was primarily driven by customers’ negative reaction to economic conditions and adverse publicity of banks and other financial institutions. Management believes the recently enacted increase of FDIC insurance to $250,000 and unlimited insurance protection on non-interest bearing accounts should mitigate future erosion of core deposits.

At September 30, 2008, eight customer balances totaling $615.9 million comprised 43.1% of total deposits. These customer balances constitute all brokered deposits at September 30, 2008. Of these deposits at September 30, 2008, $441.3 million were interest bearing wholesale demand deposits and $174.6 million were other time deposits.
Borrowings and Junior Subordinated Debt
The Company has commitments from the FHLB for borrowings, which are collateralized by certain securities and a blanket lien on loans secured by real estate and all business loans. The agreement can be terminated by the FHLB at any time. As of September 30, 2008 and December 31, 2007, loans with a balance of approximately $253.6 million and $245.3 million, respectively, were pledged as collateral on advances from the FHLB as part of the blanket lien. The Company regularly uses the FHLB for short term and long term borrowings. FHLB term debt, which matures from January 2009 through March 2009, amounted to $36.0 million at September 30, 2008. Interest on all FHLB borrowings accrued at an average rate of 4.39% and 4.20% for the three and nine months ended September 30, 2008, respectively. Remaining available debt financing based upon the current collateral pledged through the FHLB amounted to $122.5 million at September 30, 2008.
In September 2008, the Company entered into a commitment with the FRB for borrowings, which are collateralized by certain securities and loans. The Company can terminate its consent to be bound under the agreement at any time by giving written notice as specified under the agreement. The borrowing capacity with the FRB totaled $252.7 million, none of which was used or outstanding as of September 30, 2008.
The Company also has agreements with other lending institutions under which it can purchase up to $120.0 million of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowings. Each line is unsecured. As of September 30, 2008 and December 31, 2007, there were no federal funds purchased.

In September 2007, the Company borrowed $15.5 million and used the proceeds to redeem junior subordinated debt owed to Community Bancorp (NV) Statutory Trust I which used the proceeds to redeem its trust preferred issuances. The borrowing is unsecured, bears interest at the one month LIBOR plus 1.50% (equal to 3.97% at September 30, 2008), is payable in the amount of approximately $475,000 monthly with all unpaid interest and principal due on September 26, 2010 and requires the lender’s approval prior to issuing dividends to shareholders. The outstanding balance on the note was $10.5 million and $14.3 million as of September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, the Company was not in compliance with the debt service coverage ratio requirement of this loan agreement. The Company is currently negotiating a waiver from the lender of this requirement and is current on all scheduled interest and principal payments. In the event these negotiations are not successful, the Company has the right and ability to prepay the note without penalty.

The Company had $72.2 million of subordinated debentures outstanding at September 30, 2008, which bore interest at an average rate of 5.74% and 5.98% for the three months and nine months ended September 30, 2008, respectively. The subordinated debentures were issued in three separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by the Company, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used to fund the Company’s 2005 and 2006 acquisitions.
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
REGULATORY MATTERS
The regulatory capital guidelines as well as the actual capital ratios for Community Bank of Nevada, Community Bank of Arizona and the Company as of September 30, 2008 are as follows:

			Actual
			Community	Community
	Minimum	Well	Bank of	Bank of	Community
	Regulatory	Capitalized	Nevada	Arizona	Bancorp

Tier 1 leverage capital	4.00%	5.00%	10.60%	16.67%	10.65%
Tier 1 risk-based capital	4.00%	6.00%	10.96%	18.07%	11.04%
Total risk-based capital	8.00%	10.00%	12.22%	19.34%	12.30%

In March 2005, the Federal Reserve Bank adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. After a four-year phase in period, the final quantitative limits become effective on March 31, 2009. As of September 30, 2008, the junior subordinated debentures have been included in Tier I capital for regulatory capital purposes up to the specified limit ($70.0 million). The Company anticipates that its Tier 1 leverage capital and Tier 1 risk-based capital ratios will remain above well–capitalized thresholds under the stricter quantitative and qualitative limits.
LIQUIDITY MANAGEMENT
The Company’s liquidity represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, the Company devotes resources to projecting the amount of funds that will be required and maintains relationships with a diversified customer base so that funds are accessible. The Company believes it has the ability to increase liquidity by soliciting higher levels of deposit accounts through promotional activities, wholesale funding, borrowing from its correspondent banks, the FRB and the FHLB.
Management believes the Company’s liquid assets are adequate to meet its cash flow needs for loan funding and deposit withdrawals. At September 30, 2008, the Company had $151.0 million in liquid assets comprised of $88.8 million in cash and cash equivalents, $2.0 million in interest bearing certificates of deposits at other financial institutions and $60.2 million in available-for-sale securities. The $43.4 million increase in liquidity since December 31, 2007 was primarily a result of increased federal funds sold held by the Company offset by lower available-for-sale securities resulting from scheduled maturities which were used in part to fund the Company’s 2008 loan growth.
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
The Board of Directors at its regular meeting of July 25, 2007, authorized the purchase of up to 5% of the Company’s outstanding shares as of June 30, 2007, or 520,996 shares, over twelve months. The Company repurchased 316,200 shares under the July 2007 authorization. The repurchase authorization expired on July 25, 2008.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
During the quarter ended September 30, 2008, there were no changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.
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

Dated: November 10, 2008

COMMUNITY BANCORP
By:	/s/ Patrick Hartman
Patrick Hartman
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Chief Accounting Officer)

Dated: November 10, 2008

EXHIBITS INDEX
31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications